Form 10-K
period 2017-03-31
ALLEGRO BEAUTY PRODUCTS INC
filed 2017-06-29
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X ..ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

      ..TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-214549

ALLEGRO BEAUTY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 29TH ST, SAN DIEGO, CA 92104	619-519-0815
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Copies of communications to:
JESSICA NGUYEN LAW 2312 PARK AVENUE, #158 TUSTIN, CALIFORNIA 92782 714-234-4982 ATTN: JESSICA NGUYEN, ESQ.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X ..No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X ..No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes  X . No      .

F-1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	. .	Accelerated filer	..
Non-accelerated filer	..(Do not check if a smaller reporting company)	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes      ..No  X ..

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $0 as of September 30, 2016**

The number of shares of the registrant’s common stock outstanding as of June 29, 2017 was 5,500,000 shares.

Documents incorporated by reference: None

ALLEGRO BEAUTY PRODUCTS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “Allegro Beauty Products”, “we”, “us” and “our” are references to Allegro Beauty Products, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

ABP was incorporated under the laws of the State of Nevada on March 31, 2016, at which time it acquired the hair-care formula that its business is based upon. The Company believes this formula can be used to develop at least six distinct beauty products. As of June 29, 2017, we had one employee, our founder and president, Barbara Chardi and two outside consultants. From March 31, 2016 (date of inception) through March 31, 2017, Ms. Chardi devoted a minimum of five (5) hours per week as necessary for business operations and product research and development. For calendar year 2017, Ms. Chardi is committed to providing at least fifteen (15) hours per week but may increase that number as necessary. As of this date we believe Ms. Chardi will continue to provide these services at no cost to the Company. Ms. Chardi will devote as much time as necessary as we near product launch. The two consultants we work with, Mr. Eric David and Ms. AC Jones, assist Ms. Chardi in the research and development efforts for the Company’s products. The two outside consultants provide their services on an as-needed basis and work directly for Celestial Beauty LLC (“Celestial”), a company based in San Diego, California. These services could be easily replaced with the services of others in the industry depending on our ability to achieve the necessary financing.

The Company issued 5,500,000 shares of its common stock to Ms. Chardi in exchange for organizational services incurred upon incorporation. (See “Certain Relationships and Related Transactions”, and Note 1 to the Company’s financial statements.) We received the product formula soon thereafter for which we did not pay any consideration. The Allegro Organics formula when combined with other all-natural ingredients provides a multitude of product possibilities, each of which we believe will share key ingredients. Based on initial research, testing and development, we believe our proprietary formula already lends itself to six different products. From here, we hope to grow the number of products stemming from the same product formulation. Formula mixtures will be the foundation for cleansers, conditioners, toners, and styling creams, all of which are the core of our intended product offerings.

ABP is a development stage company and has no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

As of March 31, 2017, we had limited assets which consist of cash ($330), prepaid expenses ($3,459) and deferred offering costs ($24,041), totaling approximately $28,000. We expect to increase the total amount of our assets in the next few months as we further develop our product line and products. In order to fund the development of our new hair-care business and to meet working capital needs over the next 12 months, we will attempt to secure funding from the sale of common stock or debt financing through third-party investors, distributors and/or manufactures involved in the natural hair-care industry. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

We are developing an initial line of all-natural, organic hair-care products based on our Allegro Organics formula. Our operations commenced due to the efforts of our founder as well as funding from sources associated with our founder. Our founder and president, Ms. Chardi, has limited professional and industry experience in developing hair-care products. As such, it is our goal to re-imagine the Allegro Organics formula amidst numerous and readily available natural ingredients to develop products with the help of independent contractors. After our initial products are fully developed and ready for market, we will seek to arrange for them to be manufactured by third-party manufacturers that focus on all-natural and organic products. We do not intend to self-manufacture our products. We will identify, through Ms. Chardi and others in the hair-care business, manufacturers that may be willing to engage in the manufacture and packaging of our hair-care products through a single-source manufacturing agreement or through contract manufacturing. Additionally we shall seek the assistance of certain product designers or consultants to develop the packaging for our products. We anticipate that our line of hair-care products will consist of six separate products, available for sale to the retail market sometime in late 2017 although no assurances can be given that we will achieve or come close to achieving this goal.

The sale of our products will depend on our ability to obtain sufficient financing as well as completing the development, product formulation and the manufacturing and fulfillment of our hair-care collection. Products will initially consist of a line of cleansers (all-natural shampoo), smoothing and straightening conditioners, hair and follicle thickening formula, follicle healing pomade, and hair and scalp serums specific to gender, with a hint of scent and colors appeasing to both genders. We initially identified a handful of local all-natural organic product distributors and one international distributor that may be willing to offer our hair-care products through their distribution channels when our products become available, although no firm commitments have been made as of yet.

While we have been fully engaged, our business operations and discussions pertaining to manufacturing, fulfillment, sales and marketing have generally been limited to the solicitation of advice and direction from industry professionals. Any discussions that we may have or may have had cannot be assumed to develop into a firm or even an oral agreement for services until we have completed our offering and pursued other financing sources and alternatives. Our intent is to continue these discussions with independent consultants, manufacturers, distributors, and other industry professionals, beyond just information sharing.

In order to further our plan of operations, we will need to secure additional financing of between $50,000 and $100,000 before the latter half of 2017 (these amounts are in addition to our planned offering or maximum offering amount of $55,000). If we are not successful in raising this capital, we will not be able to proceed with our business plan as contemplated. Our plan of operations requires us to complete our offering and establish additional sources of capital to fulfill our operational requirements. These funds will go towards the development, production and finished goods completion of products for the commercial market to ultimately generate sufficient sales. Upon successful completion of our offering, alongside the further development of our product line, we will continue to pursue additional sources of financing and attempt to establish a public market for our common stock, which may then allow us to seek financing from sources that would not otherwise be available to us if we were private. Accordingly, we may be able to negotiate from strength in pursuing financing or agreements with vendors, manufacturers, and capital sources. We cannot predict the likelihood or timing of any success from our intended actions.

The Company has no current plans to be acquired or to merge with any other entity; nor does the Company or any of its shareholders have any plans to enter into a change of control or such similar transactions.

Business

Our goal is to develop an all-natural, organics hair-care business based on a series of all-natural, organic-based hair-care products marketed under our proposed “Allegro Organics” brand name. Our goal is to develop, manufacture and market a line of quality hair-care products emphasizing an organic, all-natural character for each and every product within the collection. Our business plan contemplates the sale of the Company’s products as all-natural, organic, Whole Foods-like products, primarily through natural food and retail stores, specialty organic and all-natural focused retailers, specialty kiosks, vendors and distributors and with substantial market traction in mainstream retailers, made up of grocery, druggist and other department store retailers. In addition, we would eventually seek to expand distribution channels by offering products for sale through a sophisticated website, online retailers specializing in organic and all-natural products, health websites, specialty retailers, as well as through established ecommerce operations.

We intend to use independent professionals to gain introduction to target markets to initiate and grow a consumer following. Our target market will consist of consumers seeking an all-natural product with restorative effects for both their hair and scalp. We have not entered into contracts with nor approached any industry or marketing consultants. We currently have no sources of financing nor commitments for financing. There are no assurances we will obtain sufficient financing or resources to enter into beneficial agreements with contractors, manufacturers, distributors or marketing firms within the industry.

Products

We are developing a line of organic, all-natural hair-care products. We recently retained a product formulator for the purpose of assisting in our development of product formulations incorporating a proprietary complex blend of sixteen different raw materials, the foundation for each product we intend to develop. High quality raw materials are necessary in the formulation of our products. The types of raw materials we intend to use in our products include natural waxes, butters, oils, emulsifiers, essential oils, natural preservatives, juices, and naturally derived vitamins such as Vitamin E and Vitamin C. Some of these materials contain anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other ingredients have been selected for their efficacy in helping to correct existing hair damage and age-related signs (such as dryness, breakage, brittleness, hair firmness and poor elasticity). Our goal is to develop a hair-care line that uses all-natural, renewable ingredients, which distinguishes our unique hair-care products from brands that rely on petrochemical and/or undesirable man-made ingredients.

Utilizing organic materials in our products will have a negligible effect on business costs while having a significant beneficial impact on the overall image of the product line and the corresponding marketability of the products. While organic ingredients are slightly more expensive and quality and consistency may vary, we believe that the organic and all natural makeup of our formulations is worth the extra cost. The average consumer actively seeks out all natural, organic derived consumables, such as hair-care products, and are likely willing to pay more for organic products. We currently source our product ingredients from a number of suppliers. These raw materials are widely available and have no geographic or international limitations on their availability. We do not believe that we will have any issues with obtaining ingredients from suppliers or the availability of ingredients needed for our products.

Our discussions with our current product formulator, Mr. Eric David of Celestial, have been limited, and we currently do not have a legally binding or any other formal agreement with either him or Celestial. We engage Mr. David on an as-needed basis and Mr. David bills us accordingly. When an agreement is reached in the future, we believe it will provide for professional consulting services to be billed monthly or weekly to us. Mr. David has samples of our intended products and works with Ms. Chardi to develop other recipes and formulations into saleable consumer products. Consistency and control over the quality of our products are essential to a successful entrance into the hair-care market. We cannot predict the likelihood of entering into an acceptable contractual arrangement with Mr. David or any independent product formulator. However, we believe we can easily replace Mr. David and Celestial. In fact, we have recently been approached by several other industry professionals in our efforts to grow our business operations.

Based on information provided to us by the product formulator and Ms. Chardi, we hope to have completed formulation and development for the initial hair-care products by mid-fall of 2017 (i.e. October 2017). This will enable us to commence testing of products before manufacturing begins. Testing we believe will be conducted by any contract manufacturer we engage. We intend to test all of our products for safety and in compliance with the Personal Care Products Council (formerly the Cosmetic, Toiletry, and Fragrance Association) standards, a self-regulatory organization for the cosmetics and beauty-care industry. Several batteries of tests will be conducted, including product safety, preservative efficacy, product and package stability, and assay testing for all of our products. Testing stability involves a three-month period where analysts track changes in viscosity (thickness), appearance and odor at various temperatures to determine shelf life, expiry dates, and other items. It is our intent to engage a contract manufacturer to perform these tests. We may not be able to contract with a manufacturer willing and able to provide these services at a reasonable price. If we are not able to contract with a manufacturer, we will pursue the necessary testing on a per-piece basis using a specialist in the field, and limit our manufacture of products on a small scale. This may not necessarily fulfill our needs for commercial sales, but at least this will provide us with product that would be available for sale through very limited channels.

As we plan to sell our products over the counter only, we do not anticipate needing or obtaining United States Food and Drug Administration (“FDA”) or other regulatory approvals. We do not plan on performing any clinical testing of any kind. Any products containing sun protection factor (“SPF”) or any other non-over the counter ingredients, however, would need to meet stringent FDA testing regulations and global standards for sales in countries other than the United States. We do not anticipate having products that contain SPF in our product line.

Our goal is to offer a broad range of hair-care products that address hair-care needs for the consumer. Our intended products include cleansers, various conditioners, thickening formulas, pomades, and hair serums, and other all-natural organic products, a number of which will be specifically developed for use on various parts of the head, hair (follicle, shaft, strand), the dermis and epidermis layers of the scalp, and just the ‘roots’. The product formulator and Ms. Chardi are creating hair-care products for the Company based on the Allegro Organic formula:

•

Allegro Organics – All-natural hair cleanser

•

Allegro Organics – All-natural hair revitalizer

•

Allegro Organics – All-natural hair and scalp purifying cleanser

•

Allegro Organics – All-natural head and scalp toner

•

Allegro Organics – All-natural head and scalp serum

•

Allegro Organics – All-natural thinning hair and scalp repair cream

Contract Manufacturing

We do not intend to manufacture products in our own facilities. Rather, we intend to outsource manufacturing to one or more independent manufacturers that manufacture other all-natural or organic lines (preferably hair-care). A contract manufacturer will be required to test our products during manufacturing and conduct quality control in all aspects of their manufacturing process. During testing, we may make further changes to our product formulation, thereby requiring batch control and testing for both quality and control. While we believe we may be able to engage a contract manufacturer to perform these functions, we may not be able to do so without great costs. As discussed above (in Products), we may modify our plan of operations in a manner consistent with our given financial situation at critical junctures.

Once the given formula is finalized for each product, the selected or engaged manufacturer will produce an agreed upon number of units and bottle and package the product units for us. We have begun the process of choosing peripheral items involved in the manufacturing and marketing process, which include:

•

Shape and size of product containers;

•

Types of caps or lids, with a focus on ease of use;

•

Packaging and packaging materials, that are natural as well, recyclable;

•

Logo and label designs; and

•

Unit packaging, storage, delivery and palletizing standards.

We currently have no arrangements, informal or otherwise, with any contract manufacturer to produce the Allegro Hair-Care Collection.

Marketing and Distribution

We intend to initially seek distribution arrangements with organic and all-natural product retailers in the U.S. for the initial sale of our products. We intend to pursue international distribution and exclusive relationships with a slant on organics and all-natural offerings. These efforts will be undertaken with the assistance of proven marketing professionals. We currently have no arrangements with any marketing professional; however, we have had discussions with regional, national and international distributors of consumer goods and products that are open to representing ABP’s products. Product samples will be provided to these various distributors and the Company will, through the services of Ms. Chardi and its product formulator, seek feedback from these distributors regarding interest in carrying ABP’s products, placement terms and pricing, initial anticipated order quantities, packaging and labeling.

We anticipate completing our first production run during late 2017, provided we obtain the necessary capital. There are no assurances we will be successful in obtaining financing or completing the development of our products within this timeframe or otherwise.

Competition

The hair-care business and the all-natural organic product business in general, is highly competitive. We will compete with hundreds of small, medium and large sized business entities, including but not limited to multi-national manufacturers and highly specialized organic product companies. Many of our competitors’ products are well known and trusted by the consumer. Virtually all of our competitors have greater financial and operational resources than we do. Our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and market conditions. Some of our competitors are able to survive on the strength of their brand name alone. When they introduce a new product to the marketplace, whether it be hair-care or another beauty product, consumers are not so wary to try the new product as they would be with us. Competition in the hair-care business is based on pricing, quality, innovation, perceived value, promotional activities, advertising, product introductions, name recognition, and a host of other factors. It is difficult for us to predict how we will be able to compete with our competitors in these areas.

We believe through the efforts of outside marketing and advertising professionals, we can prepare effective marketing and consumer-directed materials that will inform consumers of the benefits our products when fully developed, assuming we have the financial resources to engage these professionals. We produced samples of our intended products for consumer testing and have received positive results. The results and responses to date have been from a small sample of consumers in a non-scientific manner. These results although anecdotal have driven us to improve upon the product formulas and pursue a retail market for these products when ready. Anecdotal marketing through these consumers through their friends and family members has generated a strong but small product demand. Even without a retail product available, we have received requests to manufacture the products for use.

We will compete using our internal and external contacts to develop business opportunities, and to meet with potential distributors and distribution channel managers, with whom we may attempt to partner despite our limited resources. These opportunities we believe will come from contacts and referrals, our product formulator’s contacts and referrals, as well as other industry professionals with their contacts and referrals. The availability of these business opportunities will depend upon our ability to secure sufficient funding for product development, manufacturing, and sales, marketing and advertising efforts. We cannot predict the likelihood or timing for our success. No assurances can be given that our competitive strategy will have any success.

Intellectual Property

We have no patent or trademark applications pending.

Government Regulation and Industry Standards

While we believe our business is not subject to material regulation under the laws of the United States or any states in which we plan to sell our hair-care products, laws and regulations often differ materially between states. Such laws and regulations are subject to amendment and interpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive and otherwise affect or restrict our ability to conduct our business as now conducted or proposed to be conducted.

Employees

As of June 29, 2017, we had one employee, our founder and president, Barbara Chardi. From March 31, 2016 (date of inception) through March 31, 2017, Ms. Chardi devoted a minimum of five (5) hours per week as necessary for the business and its operations. For 2017, Ms. Chardi has committed to providing at least fifteen (15) hours per week but may increase that number as necessary. Through 2017, we believe that Ms. Chardi will continue to provide these services at no cost to the Company. We have no plans to compensate Ms. Chardi for her efforts. In the future, we intend to use independent contractors (besides our current ones) and other outside consultants to assist Ms. Chardi in our business on an as needed basis pending our financial resources. Even then, we may continue to principally rely upon Ms. Chardi and our current independent contractor who are generally open to deferral of payment for services for most of our development, technical and manufacturing needs.

There is no written employment contract or employment agreement with Ms. Chardi. We are not actively seeking employees, additional independent contractors or consultants through formal contracts or agreements, outside of our current consultant arrangement with Mr. Eric David and Ms. AC Jones of Celestial who provide services on an as-needed basis. This may change in the event that we are able to secure adequate financing through equity or loans.

Property

Our office and mailing address is 2101 29th St., San Diego, California 92104. The space is provided to us at no cost by Ms. Chardi. The space is located in Ms. Chardi’s personal residence and management believes this space is sufficient for our business. Ms. Chardi incurs no incremental costs as a result of using the space. There is currently no written or oral agreement with Ms. Chardi to use this space.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE FILING, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

1.

ABP has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

ABP is an early stage company and has virtually no financial resources. As of March 31, 2016 and 2017, we had a negative working capital balance of $7,675 and $121,213, respectively, and stockholders’ deficit of $7,675 and $97,172, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the twelve months ended March 31, 2017 that Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

ABP is and will continue to be completely dependent on the services of our founder and president, Barbara Chardi; the loss of her services may cause our business operations to cease.

ABP’s operations and business strategy are completely dependent upon the knowledge and business connections of Ms. Chardi. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason or if she becomes ill and is unable to work for an extended period of time before we have hired additional personnel or a replacement, our operations will likely fail. Even if we are able to find additional personnel or a replacement, it is uncertain whether that person(s) could continue to develop our business along the lines described in this prospectus. The interruption of services of Ms. Chardi will have a material adverse effect on the Company's future operations, potential profits and development, if suitable replacements are not promptly obtained. We most likely will fail without the services of Ms. Chardi or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Ms. Chardi naming ABP as the beneficiary when and if we are able to obtain the resources to do so and if she is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.

Despite Ms. Chardi’s experience in her current employment, she has little to no experience in the hair-care industry. Ms. Chardi has no prior experience in conducting best efforts public offerings, public market activities, financial reporting or any experience with the financial markets. Additionally, Ms. Chardi has limited time to devote to the Company due to her other employment commitments. To compensate for her lack of experience and limits on time, the Company and Ms. Chardi currently have available two seasoned professional consultants that work in the hair-care industry to assist the Company and Ms. Chardi. Both consultants are readily accessible and can expand their capacity or provide additional services to the Company as it grows. There can be no assurance that the Company will be able to overcome Ms. Chardi’s lack of experience and limited availability to achieve its business and other operational objectives.

3.

No assurance can be given that ABP will be able to attract and retain qualified employees and consultants.

The Company's success depends, in part, upon its ability to attract and retain talented personnel to work with Ms. Chardi and grow the business. Currently we have two consultants that work with Ms. Chardi in product development, marketing and sales planning, and point of purchase contacts for non-retail sales. No assurance can be given that the Company will be able to 1) retain the two consultants we currently have; and 2) attract and retain such personnel necessary for the development and success of the Company’s business. Correspondingly, no assurance can be given that any key personnel would accept compensation other than cash for their services in the future.

4.

We only recently commenced business operations and therefore face a high risk of business failure.

Despite developing some of our business prior to March 2016, we were incorporated on March 31, 2016. Most of our efforts to date have been related to developing our business plan, creating and testing formula blends, which will make up our product line, implementing our business operations and the pursuit of this public offering. As of March 31, 2017, we had no operating revenues and have distributed only a limited number of samples to potential customers or end-users. We face a high risk of business failure.

5.

We operate in a highly competitive market and retail environment and therefore face a high risk of business failure or at the very least a competitive disadvantage.

We are aware of many competitors to our hair-care collection, many of which are more established (some on a multi-national and global level) and have significantly more resources than we do. The hair-care and all-natural organic products business is highly competitive. We will directly compete with hundreds of large and small all-natural organics-based companies, including but not limited to, Avalon Organics, P&G (Procter & Gamble), John Masters Organics, Purely Perfect, and Yarok, among other national manufacturers and distributors. Most of our competitors’ products are well known and trusted by the marketplace. Virtually all of our competitors have significantly greater financial and other resources than we do. Our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility to respond to changing business and economic conditions. Competition in the hair-care business is based on product pricing, product quality, innovation, perceived value, promotional activities, advertising, new product introduction, name recognition, as well as other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors in any of these areas.

Our success in this industry will be largely dependent on our ability to distinguish our hair-care collection from similar products, educate the consumer as to why our product will be better than that of our competitors and establish the consumer’s need for our intended products. Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, customer service and results.

6.

Because we will be dependent on advertising and marketing firms, we will be at a competitive disadvantage to companies having greater resources to pay larger fees or to companies with dedicated in-house departments for these purposes.

We will need to be strategic in placing quality advertisements that will reach the maximum number of target consumers, all while staying within our limited budget. We do not know if we will be able to obtain optimal advertising placement within our projected budget, which will likely be limited, or even find advertising placement for that matter. We may be pushed out of advertising opportunities typically reserved for companies with larger budgets and greater financial resources.

There is no guarantee that we will have adequate financial resources to retain advertising or marketing firms. As a result, we may be left with attempting to market our products ourselves or using advertising and marketing firms with less experience but who charge less than those firms with more valuable connections and resources. Even if we are able to retain advertising or marketing firms, the ability to obtain advertising slots in various forms of media (online, print, radio, television, etc.) will be entirely reliant upon the expertise and capabilities of the advertising and/or marketing firms that we hire, as well as our available budget to initiate such marketing campaigns, which again may be limited.

7.

We have had no product sales to date, and can give no assurance that there will ever be any sales in the future.

The Company’s products are still being developed and tested and we have not generated any revenues. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, manufacture, market and sell a significant number of our hair-care products. There can be no assurance that our product development efforts will be completed or successful, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, that our products can be successfully marketed, or that there will be a market of retailers and consumers willing to buy our products. We currently do not expect to receive revenues from the sale of any products until sometime later in 2017, if ever.

8.

There is no guarantee that our products will be accepted by consumers.

We have not yet commercially released any of our proposed products. The market acceptance of hair-care and all-natural organic products varies significantly and cannot be predicted. Factors that may cause a hair-care and all-natural organic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors. Consumer demand for our proposed products also may be affected by word of mouth, testimonials, fads, social media influencers, and general consumer trends. While we have distributed limited samples of our products, the targeted consumer market could be quite different from those that have used our samples. There can be no assurance that any of our products will gain broad acceptance among consumers.

Unless we can achieve a sufficient following of consumers who will purchase our products, we will not operate profitably and may have to cease our operations. No assurance can be given that any of our products will achieve sufficient consumer acceptance.

9.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

We expect that our financial results may vary significantly in the future because of a number of reasons, including:

•

The ability to establish acceptance and usage of our products;

•

The ability to contract with competent manufacturers and appropriate wholesalers and retailers;

•

Costs related to future growth and capital investment;

•

Results of strategic agreements with companies that may supply and produce our products; AND

•

The ability to attract, retain and motivate qualified personnel.

Any revenues and operating results are likely to vary significantly from quarter to quarter because our industry experiences seasonal fluctuations due to seasonal trends for health and beauty products. We have not started any revenue producing activities so we have no direct experience with seasonality. We understand that other businesses in our industry experience seasonal impacts. Some hair-care products sell better during the summer months because of the impact on hair and scalp from the exposure to sun while others sell better during the winter months because of the dryness associated with winter weather or inclement activities.

Because of these fluctuations and uncertainties, our financial and operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock would almost certainly be materially adversely affected.

10.

We will be dependent on independent operators and other operators of retail outlets for the ultimate sale of our products to individual consumers.

The success of our prospective marketing and distribution program is totally dependent on signing license agreements with owner/operators or distribution agreements with other operators, including those who operate carts in malls. We do not know whether we will be able to enter into agreements with retailers or the timing that it will take to do so. There will also be uncertainty about the sales success of retailers, if any, that agree to sell our products.

11.

Regulatory and legal uncertainties could harm our business.

We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which we plan to sell our products. Laws and regulations often differ materially between states, and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

12.

We will have to rely on third parties to manufacture our products and packaging who may not perform to our standards, timeline, or budget.

Our business plan assumes that we will have our products and packaging manufactured by one or more third-party manufacturers. No contractual arrangement is currently in place. There are no assurances that we will even obtain sufficient financing or resources to enter into such agreements with manufacturers.

In the event we are able to retain third party manufacturers, we will be dependent on the timeliness and effectiveness of their efforts. There is no assurance that these manufacturers will continue to maintain the necessary quality controls for our products year after year for the entire term of our contracts.

Failure or lack of reliability in the manufacture of our products is likely to result in loss of business. Among other risks:

•

Our products may fail to provide the expected results;

•

We may experience limited availability of quality ingredients for manufacturing;

•

We may experience poor quality manufacturing;

•

Our products may have new competition from other companies attempting to duplicate our formulas;

•

Our customers could experience results different from our test results;

•

Product liability claims may arise due to deficiencies in manufacturing (product liability is discussed in more detail in Risk Factor 15); and

•

Product recalls due to manufacturing failures will result in a significant financial toll.

13.

We have no patent protection and may not be able to protect our proprietary rights.

Our ability to compete successfully will depend, in part, on the quality and uniqueness of our products. We have no product patent protection for any of our proposed products, our “Allegro Organics” formula, or any of the ingredients or compounds used in our products. We may claim rights in various unpatented technologies, know-how and trade secrets relating to our products and manufacturing processes, and we intend to protect our proprietary rights in our product formulas and operations through contractual obligations with consultants and vendors. However, because we do not currently have patent protection on our all-natural hair-care formula, products or compounds, other companies can and will attempt to compete with us by imitating our products. We cannot guarantee that the protections we intend to take will be adequate to protect our proprietary rights, or that our competitors will not independently develop, or are not in the process of developing, products or processes that are substantially equivalent or superior to ours. In fact, a number of hair-care products are already available that claim to be all-natural or organic.

While we will attempt to protect our proprietary information as trade secrets through agreements with each of our employees, licensing partners, consultants (which includes our product formulator), agents and other organizations to which we disclose our proprietary information, we cannot give any assurance that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information. Significantly, we currently have no formal agreement in place with our product formulator or other consultant. They are available on an as-needed basis and bill us for their services. Some intellectual property rights such as patents automatically belong to the patent’s inventor unless a written agreement exists assigning the intellectual property rights to another party, in this case, the Company. No written agreement is currently in place assigning rights from our product formulator to us. As a result, we may be exposed to lawsuits from our product formulator if we are unable to show that he properly assigned intellectual property rights to us, potentially requiring us to forego profits derived from products based on the product formulator’s formula. Additionally, without an agreement in place, the product formulator is free to take his formulas and do what he likes with them, which includes selling them to another company. This means that we may be left without many of the formulas that lay at the foundation of our product line. However, we expect to enter into a written contract with our product formulator to ensure that we hold the rights to any intellectual property pivotal to our core business.

14.

We may not be able to successfully claim trademark rights in our “Allegro Organics” brand name.

Although we intend to claim trademark rights and file for trademark protection of our “Allegro Organics” brand name, we may face opposition from other beauty product companies; our application for a trademark may be denied by the United States Patent and Trademark Office (“USPTO”). The name “Allegro” is currently being used to market and sell an antiaging cream by Hydra Skin Sciences, LTD (“Hydra Skin”). Hydra Skin’s trademark application is currently pending with the USPTO. Even though we intend to use “Allegro Organics” for hair-care products and Hydra Skin is using “Allegro” for skin products, when and if we initiate the trademark registration process, we would be applying for trademark registration in the same class of goods. When a trademark application comes through for the same class as another name that has already applied for registration, in this case Hydra Skin, the trademark examiner may issue an Office Action, refusing our registration and requiring us to respond to the USPTO regarding how our use of “Allegro Organics” will not be confused with Hydra Skin’s use of “Allegro.” This process would require us to incur additional legal fees every time we are required to respond to the USPTO to defend our registration. In the end, we may not be able to register our trademark.

In the event we begin to market our product before obtaining a trademark registration, Hydra Skin may send us a cease and desist letter for using the “Allegro Organics” name. As a result, we will have to defend our use of the name and we may have to ultimately change the name of our product and in the process, expending a substantial amount of financial resources to rebrand.

15.

We may be subject to product liability claims.

The development, manufacture and sale of hair-care and all-natural organic products expose us to the risk of product liability and other consumer claims. The likelihood of consumer claims appears to increase when a product interacts with human skin, in this case the scalp, since some consumers’ scalps may have adverse reactions to the Company’s formula. Although each of our proposed products will be subject to industry accepted product testing to reduce the likelihood of product liability claims, such practices do not insulate us from the threat of any product liability claims in the future.

To reduce the detrimental financial impact on us if we have to make payments in relation to a product liability claim, we intend to obtain and maintain product liability insurance assuming we have sufficient funds available for such purposes. And the level of coverage and liability limits depend on our budget for insurance. Additionally, we intend to use third-party manufacturers that maintain appropriate levels of liability insurance. If we are unable to locate or engage manufacturers that maintain or will agree to maintain appropriate levels of liability insurance, the responsibility for paying out damages on product liability claims will likely shift to us. A successful claim in excess of our products liability coverage, if any, could have a materially adverse effect on our business, financial condition and results of operations.

16.

There are significant potential conflicts of interest inherent in our management team as well as the Company’s legal counsel who serves as the escrow agent for the offering.

Our key personnel are required to commit time and effort to our operations, but these individual(s) (particularly our president) may have conflicts of interest in allocating their time and effort among various business activities. Furthermore, in the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Ms. Chardi specifying that any business opportunities that she may become aware of independently or directly through her association with us (as opposed to disclosure to her of such business opportunities by management or consultants associated with other entities) would be presented by her solely to us. A copy of this agreement is filed as Exhibit 10.1 to our Registration Statement, of which this prospectus is a part of.

Jessica Nguyen Law is acting as legal counsel for the Company and is also acting as escrow agent for the offering and therefore may not be considered an independent third party in its capacity as escrow agent for the offering. Jessica Nguyen Law position’s as escrow agent requires it to hold funds contributed by investors and release funds to the Company upon the occurrence of specific events without bias towards either the investors or the Company. However, Jessica Nguyen Law’s role as legal counsel to the Company may create an implicit bias to act in a manner that is more favorable to the Company thereby creating a conflict of interest. However, Jessica Nguyen Law is bound by specific requirements as to when funds may be released to the Company and other procedural requirements customarily associated with acting as an escrow agent such that the Company believes there is little room for discretion that could result in a bias to the Company.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

17.

We may be deemed a “shell company” by the Securities and Exchange Commission and subject to increased reporting requirements.

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet shows that we have no cash and limited tangible assets. The SEC’s determination of whether we are a shell company will likely turn on our operations. Despite our belief that we are not by definition a shell company because we have significant operations, the SEC may look at our operating history and date of incorporation and deem us as a shell company.

If the SEC determines we are a shell company, SEC rules prohibit us from using Form S-8 to register securities that will be offered pursuant to an employee compensation plan. However, the rules would not prevent us from registering our securities using a Form S-1. Additionally, a shell company must provide enhanced detailed disclosures upon completing a transaction that causes it to cease being a shell company. If an acquisition is undertaken, a shell company must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, shell companies are required to check a box on Form 10-Q and Form 10-K indicating that they are a shell company. To the extent that we are required to comply with additional disclosure requirements because we are deemed a shell company, we may be delayed in executing any merger or acquiring assets.

In addition, the SEC adopted new Rule 144 effective February 15, 2008, which makes the resale of restricted securities by shareholders of a shell company more difficult to accomplish.

18.

We will become subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time. These factors will determine the amount of time to be spent by our auditors and attorneys. We currently estimate the annual maintenance and compliance costs of the periodic reporting requirements to be up to $75,000 per annum. Such costs will obviously be an expense to our operations and thus will have a negative effect on our ability to meet our overhead requirements and earn a profit.

We may be exposed to increased costs and potential risks resulting from any new requirements related to the periodic reporting requirements of the Exchange Act. If we fail to provide reliable financial reports or prevent the occurrence of fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We intend to remain an “emerging growth company” for up to five years (the maximum amount of time in which we can be an “emerging growth company”), although we would lose our status as an “emerging growth company” before such time if: (a) we have more than $1.0 billion in annual revenue; (b) more than $700 million in market value of our common stock is held by non-affiliates; or (c) we issue more than $1.0 billion of non-convertible debt over a three-year period.

19.

Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

With growth or unmanageable increases in our business plan objectives, our internal controls may become inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying on this misinformation may make an uninformed investment decisions with regards to an investment in our common stock. As a result, if investors are harmed from relying on the misleading information, we may be subject to legal liability. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

In order to mitigate the risks associated with maintaining internal controls, if and when the Company grows, we will rely on the use of outside professionals to assist us in maintaining our internal controls. We will engage qualified professionals on an independent contractor basis to assist in reviewing and recording transactions. When and if finances permit, we will hire an experienced financial professional to oversee our reporting and control functions.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us under the JOBS Act, which means that our internal controls may prove to be unsuccessful despite the actions we take to otherwise maintain proper internal control.

20.

The costs of being a public company could result in the inability to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control over financial reporting. The costs of complying with public company requirements could be significant and may preclude us from seeking financing or equity investment on acceptable terms. We estimate these costs will range up to $75,000 per year and may be higher if our business volume and activity increase. Our estimate of costs does not include the necessary compliance, documentation and reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization. Our costs also stand to increase once we lose our status as an “emerging growth company” as defined in the JOBS Act, which allows us to take advantage of exemptions that result in decreased compliance costs. If our revenues are insufficient or non-existent, and/or we cannot support the costs associated with being a public company through the issuance of additional shares, we may be unable to satisfy these costs in the normal course of business which would result in our inability to continue as a going concern.

21.

Having only one director limits our ability to establish effective independent corporate governance procedures and gives our president unbridled control.

We have only one director who also serves as the Company’s President. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a vote of the board members is decided in favor of our chairman, which gives her significant control over all corporate issues and business decisions.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

22.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock causing our stock price to be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

23.

We may not be able to raise sufficient financing or resources to develop, manufacture and market our products through this offering or otherwise.

We currently have no commitments for any funds. If we are unable to raise sufficient financing or resources to develop, manufacture and market our products, our business will fail and investors will lose their entire investment.

24.

You will not be able to withdraw funds you commit once the Company accepts your subscription agreement.

The Company does not intend to close its offering before the time period allowed, taking into account any and all extensions granted by the board of directors, unless the maximum offering amount is reached and no shares are left to be purchased. Once the time periods allowed and all extensions have expired the Company is then required to close its offering. More importantly, once an investor’s subscription agreement is accepted by the Company, which may occur before the offering closes, the investor’s ability to withdraw his or her funds is nonexistent. Once the subscription agreement is accepted the investor and their associated investment is immediately at risk and subject to a risk of loss (see The Offering). Once the subscription agreement is approved, the subscribed-to funds will be disbursed to the Company within 5 business days of approval. Subscriptions not approved by the Company will be returned within 5 business days of rejection to the investor.

25.

The Company is selling the shares offered in this prospectus without an underwriter and may not be able to sell all or any of the shares offered herein.

The common stock is being offered on our behalf by Ms. Chardi, our president, on a direct primary basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in this offering. Consequently, there is no guarantee that the Company, through its president, is capable of selling all, or any, of the common shares offered hereby. The sale of just a small number of shares increases the likelihood of no market ever developing for our shares.

26.

Since there is no minimum for our offering, if only a few persons purchase shares they risk losing their money without us even being able to develop a market for our shares.

Since there is no minimum for the number of shares to be sold directly by the Company in its offering, if only a few shares are actually sold, we will be unable to even attempt to create a public market of any kind for our shares. Without a public market for our shares, the limited number of shares that we might sell will be highly illiquid or unable to be sold to any other potential investor(s). In such an event, it is highly likely that an investor’s entire investment in our common stock would be lost.

27.

The offering price of our common stock has been determined arbitrarily.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and therefore expresses no opinion as to the fairness of the offering price. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. The shares in this offering may not be worth the price for which they are offered and investors may therefore lose a portion or all of their investment.

28.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

As explained in Risk Factor 23 above, we have no committed source of financing. Wherever possible, our board of directors, which is completely controlled by Ms. Chardi as discussed in Risk Factor 21 above, will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors (in effect, Ms. Chardi) has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (91,750,000) shares assuming the sale of all 2,750,000 shares in this offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market and again without action or vote of the shareholders. These actions will certainly result in dilution of the ownership interests of existing shareholders and further dilute common stock book value; this dilution may be material.

29.

Because the proceeds of this offering are not substantially more than its estimated costs, the Company will receive little economic benefit from the completion of this offering. Beyond this offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

The proposed maximum aggregate proceeds of this offering ($55,000) are greater than the proposed costs to complete this offering ($30,000). Approximately 55% of the aggregate proceeds will be used as payment for costs directly associated with this offering. Approximately 45%, or $25,000 (if the maximum offering is achieved), will be available to the Company for operational costs, such as manufacturing, inventory and other product and development costs. As explained in the section entitled “Dilution”, any offering proceeds less than the maximum aggregate offering proceeds will require us to seek additional resources or delay payment of costs associated with this offering which will certainly inhibit or delay our growth. Therefore, we will receive little to no financial benefit from the completion of this offering.

If we achieve less than 55% of the maximum offering amount, all of the offering proceeds will be used for the offering expenses which we estimate to be $30,000. We will receive no financial benefit for our business operations and will need to seek additional financing. Receiving or completion of 25% or even 50% of the maximum offering as detailed in the section titled “Use of Proceeds” leaves us with no financial resources from this offering for purposes other than paying for the expenses of the offering itself.

Beyond this offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products. We currently have no commitments for any funds. If we are unable to raise sufficient financing or resources to develop, manufacture and market our products, our business will fail and our investors will certainly lose their entire investment.

30.

Shareholder interests may be undercut because we can issue shares of our common stock to individuals or entities that support existing management thereby enhancing existing management’s ability to maintain control of ABP.

Our board of directors, which is completely controlled by Ms. Chardi at the current time as discussed in Risk Factor 21 above, has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management (in effect, Ms. Chardi) and the interests of existing management may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of the Company.

31.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt shareholder interests because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation in Article XI provide for indemnification as follows: “No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question of whether indemnification by us is against public policy as expressed in the Securities Act and we will abide by the final adjudication of such issue. The legal process relating to this issue if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

32.

Currently, there is no established public market for our securities, and there are no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has been approached to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. However, there is no guarantee that the market maker’s application will be accepted by FINRA nor can we estimate as to how long the application process will take. We are not permitted to file such application on our own behalf. If the application is accepted, there are no assurances as to:

(i)

Whether any market for our shares will develop;

(ii)

The prices at which our common stock will trade; or

(iii)

The extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we are able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to have our shares trade electronically. If a company is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically, the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - which are all companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take to become DTC-eligible.

In addition, our common stock is unlikely to be followed by any market analysts, and few institutions may act as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops for our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock in the marketplace will be determined and influenced by many factors, including the depth and liquidity of the market for our common stock, developments affecting our business including the impact of factors referred to elsewhere in this Risk Factors section, investor perception of ABP and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See Risk Factor 33 below.

33.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks thereby creating a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act defines a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

The basis on which the broker or dealer made the suitability determination, and

•

An acknowledgment that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stock in both public offerings and in secondary trading, commissions payable to both broker-dealers and registered representatives, current quotations for securities and rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements must be sent disclosing recent price information for the penny stock held in account and information on the limited market for penny stocks.

Broker-dealers may not wish to engage in the necessary paperwork and disclosures and/or may encounter difficulties in attempting to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

34.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

ABP’s management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for a security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

35.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, such shareholders and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

36.

Our board of directors (consisting of one person, our President) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Articles of Incorporation allows the board of directors (which is completely controlled by Ms. Chardi at the current time as discussed in Risk Factor 21 above) to issue shares of preferred stock without any vote or further action by other stockholders. Our board of directors has the authority: (a) to fix and determine the relative rights and preferences of preferred stock; and (b) to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors (in effect, Ms. Chardi) could authorize the issuance of a series of preferred stock that would grant holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to common stockholders and the right to redeem the shares, together with a premium, before the redemption of any common stock.

37.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, our president will beneficially own an aggregate of approximately 67% of our outstanding common stock assuming the sale of all shares being registered in this offering (2,750,000 shares). Because of her beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

38.

All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (5,500,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under amended Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of common stock shares of present stockholders, may have a depressive effect on the price of the common stock in any market that may develop.

All 5,500,000 issued and outstanding shares of our common stock are owned by our president for organizational expenses and may be sold commencing one year from the date the offering is completed. See “Market for Securities.”

39.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

40.

Because we are not subject to rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as amendments proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

None of our directors (currently one person) are independent directors and therefore we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with prescribed corporate governance measures, regardless of whether such compliance is required, the absence of corporate governance standards may leave our stockholders without protection against interested director transactions, conflicts of interest, if any, and similar matters. As such, investors may be reluctant to provide us with the funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management. The enactment of the Sarbanes-Oxley Act of 2002 resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk may make it more costly or deter qualified individuals from accepting these roles. Some of these corporate governance measures have been metered by the JOBS Act of 2012. See Risk Factor 22 above.

41.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement of which this prospectus is a part, we will become subject to certain informational requirements of the Exchange Act, as amended, and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raised the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

42.

If we are designated a “shell company”, your ability to resell your shares will be limited.

All of the presently outstanding shares of our common stock are “restricted securities” as defined under amended Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC adopted final rules amending Rule 144 which became effective February 15, 2008. Pursuant to amended Rule 144, one year must elapse from the time a shell company, as defined under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company.” Additionally the registrant must file a current report on Form 8-K addressing Item 5.06 with such information and disclosures as required in a Form 10 filing with the SEC, before a “restricted securities” shareholder can resell their holdings in reliance on amended Rule 144. The Form 10 information or disclosure is equivalent to such information and disclosure that an issuer would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities initially issued by a reporting or non-reporting shell company or a company that was at any time previously a shell company, can only be resold in reliance on amended Rule 144 if the following conditions are met:

1)

the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2)

the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3)

the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

4)

at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is no longer a shell company.

At the present time, we are not classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. To the extent we are designated a shell company and the shares are not issued under an effective registration statement, you will be unable to sell your shares under amended Rule 144 unless all the above conditions are satisfied.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 2101 29th St., San Diego, California 92104. The space is provided to us at no cost by Ms. Chardi. The space is located in Ms. Chardi’s personal residence and management believes this space is sufficient for our business. Ms. Chardi incurs no incremental costs as a result of using the space. There is currently no written or oral agreement with Ms. Chardi to use this space.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is expected to be quoted on the OTCQB in the near future, we are not quoted on any market, and there is no established public market for shares of our common stock, and no trades of our common stock have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of June 29, 2017, an aggregate of 5,500,000 shares of our common stock were issued and outstanding and owned by 1 shareholder of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since March 31, 2016 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Operations

ABP incorporated on March 31, 2016 and acquired an all-natural, organic based formula to be used in a unique hair-care system designed to replenish, renew, and return hair and scalp to a healthy, youthful state. Most of our activity through March 31, 2017 involved the acquisition and development of the formula, developing a product line based on the formula, developing a unique hair-care regimen, product refinement that will be offered in future products, as well as preparation of this offering and corporate governance.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm included an explanatory paragraph in their audit report emphasizing the uncertainty of our ability to remain as a going concern. We have not generated revenues from operations and are considered an early stage operational business.

ABP is in the business of developing, manufacturing, marketing and selling the Allegro Hair-Care Collection, a hair-care line designed to naturally improve hair follicles and scalp wellness and to provide anti-aging properties for the head. ABP owns the rights to Allegro Organics, what we believe to be a unique hair-care revitalizing formula that will become the foundation for the Allegro Hair-Care Collection.

For the agricultural (food products) industry, organic products are regulated by the National Organic Program (“NOP”) run by the United States Department of Agriculture (the “USDA”). Producers and manufacturers that meet the standards set by NOP may label their products as ‘certified organic’. For the cosmetics, body care and personal care products industry, of which we are a part, there is no industry agreed upon meaning for terms like 'organic' or 'natural'. Unlike the food products industry, these terms are not regulated which allows businesses to use these terms freely as long as they do not label their products using the USDA Organic Seal and make no claims as to percentage of organic product ingredients. Our intent is for all our products to be all natural and contain no man-made ingredients or non-agricultural derived ingredients. We do not intend to label our products as ‘certified organic’ or ‘100 percent organic’.

ABP intends to fully develop a spectrum of hair-care products designed to improve hair wellness and revitalize hair and scalp using the Allegro Hair-Care Collection. Our product line will combine science with nature to form an advanced hair-care treatment, using essential oils and Allegro Organics which is a unique combination of jojoba oil, emu oil, olive oil, aloe vera gel, anhydrous lanolin, walnut oil, safflower oil, macadamia oil and a host of other all-natural ingredients. Our process will utilize aromatherapy and a botanically-based formula to help and improve the general health, well-being and increased vitality of great looking hair. The Company is developing and testing its own products, engaging in discussions with potential suppliers, vendors, and distributors who will eventually help in selling our products in the marketplace. To date, no saleable product or sales have been generated. We believe our organic ingredients will distinguish us from other conventional hair-care products in order to help us deliver sales. Our products will be naturally infused into hair follicles, dermis and epidermis layers of the scalp through the direct application and use of all-natural products. These all-natural products consist of minerals, herbal extracts, essential oils and a host of other natural oils. Natural ingredients such as the oil blend listed above helps address general to serious skin conditions such as dandruff and scalp irritation. Our products we believe will stimulate the hair and scalp through the application of natural moisturizers such as aloe, avocado, emu, walnut, coconut and other oils thereby enhancing shine, vitality and body. We believe when using our all-natural, organic shampoos and conditioners, you’re truly performing a preventative maintenance program on your hair and scalp by allowing all-natural, organic biodegradable products to interact with your hair and scalp versus harsh chemicals, characteristic of modern mainstream hair-care products.

We believe our products contain a specialized formula that provides overall anti-aging properties and needed nourishment to the hair and scalp. Our product formula we believe will rapidly penetrate the hair and scalp, delivering essential nutrients to the epidermis and dermis layers of the scalp, along with the hair and hair follicle system thereby promoting a natural regeneration or strengthening. Anecdotal stories and feedback from end-users testing our products describe a decrease in the weathered and worn out look for both the hair and scalp after regular use of our all-natural organic hair-care system.

Our plan to continue as a going concern is to reach a point where we begin generating sufficient revenue from our products to meet our financial obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning in late 2017; however, there can be no assurance that we will be successful in achieving or adhering to this schedule. The costs to develop our product line could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 beyond the maximum offering amount to purchase initial raw material inventory, purchase equipment and begin to implement /execute our marketing and advertising programs that we believe will educate- as well as- excite our customer base.

Our only source of capital at this time is investment by others in this offering. Under no circumstance will we remit any remuneration to Ms. Chardi for her services. ABP believes that Ms. Chardi received sufficient compensation from the issuance of our common stock for organizational services performed upon incorporation. We believe that we must raise additional capital or debt financing on top of the offering amount in order to fully execute and implement our business strategy and develop our product line. Upon becoming a publicly trading and reporting company, we expect that we will approach private investment and equity funds, angel investors and others known to Ms. Chardi and other finance professionals with whom we deal with or will deal with in order to raise the necessary capital for our business operations.

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate limited sales revenue within 12 months of receiving those funds. While we hope that we will be successful in these efforts, additional equity financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements.

In order to execute our plan, we must complete this offering and seek additional financing. Even if we receive 75% or even 50% of the offering amount (as demonstrated from the Dilution Table), our plans to execute fully upon our business plan are limited until we seek sufficient additional financing. Achieving the maximum offering proceeds is a necessary step, however securing additional financing is critical to the timeline we set forth below. If and when we obtain the required financing, we should be able to take our business plan through the phases outlined below. We will seek to engage or hire employees or outside consultants to enhance the skills and services of our founder in the execution of her business plan. As mentioned above, these costs could be in excess of $100,000 and will be needed as payment for certain services and costs projected over the next 12 months as we move forward with our business plan.

Phase 1 (3-4 months in duration; $30,000 est. costs)(1)(2)(3)

•

Implement an online marketing program using social media websites, such as Facebook, Instagram, Twitter and other global social media platforms.

•

Increase inventory levels to match manufacturing needs.

•

Initial product roll-out: use local promotional efforts, a simple but effective method.

•

Develop or acquire a software-based inventory purchasing and management information system.

•

Develop or acquire a software-based product that will enable and interface with an e-commerce site to support advertising, promotion and marketing efforts.

•

Utilize customer feedback, through email or product surveys, sampling and testing different components.

•

Interview prospective sales professionals knowledgeable about the hair-care industry, engage such professionals and provide training in our product.

Phase 2 (3-4 months in duration; $30,000 est. costs)(1)(2)(3)

•

Upgrade our e-commerce site for real-time content capture and delivery.

•

Leverage hair-care product development from existing and potential:

•

sources – sample product users and consumers (internally generated and outside professional generated)

•

manufacturing – partnering with first class contract manufacturers with exceptional focus on quality control

•

clients, prospects, suppliers, investors

•

Develop online retailer network, develop or pay for access to premium retailer network, and target market delivery through efficiency and cost savings for consumers.

•

Establish collaborative partnerships and develop consumer interest for our organic, all-natural hair-care products.

Phase 3 (3-4 months in duration; $40,000 est. costs)(1)(2)(3)

•

Develop or acquire software-based system to enhance product sales and specific or direct target marketing.

•

Build consumer profiles, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal customer’.

•

Set up efficient delivery system using fulfillment centers located in primary and secondary geographic locations.

•

Integrate information and communications environments by combining voice, image, and data to enhance product sales and target marketing.

•

Establish simple system-to-system exchanges for our products and information systems.

•

E-commerce development to include product education, customer loyalty (affinity) programs, and customer service focus.

•

Implement real-time dynamic information exchange to build psychodynamic consumer profiles and ‘world class’ product development process and control network.

•

Progress to an advanced system-to-system exchange for all transactions, internally developed or acquired.

•

Build or acquire a software-based real-time performance support system.

(1)

Accomplished through the employment of, or the retaining of experts who have the requisite knowledge to accentuate management’s skills and ability.

(2)

Hiring qualified individuals in-house or outsourcing specific functions.

(3)

Typical software-based products could be incrementally cost-effective when compared to an internally developed product or system.

We believe our intended product offering could begin to generate limited revenues within 120 to 150 days after we have completed the offering and receive additional financing. Continued business growth through product placement and marketing efforts are critically conditioned upon receiving additional financing as our current resources are the above phases of development are predicated upon the Company obtaining the necessary financing either through equity or debt. If we are not able to obtain sufficient capital for each of the phases above, we will likely not meet or achieve our basic objectives. To make material progress in our operations, we need to raise at least $50,000 after completing 100% of our offering. In order to fully fulfill our objectives in each phase of development, we will need to raise approximately $100,000 after completing 100% of our offering. Even if we are able to raise $100,000 of additional financing, we may not be able to pursue some of our scheduled goals or action steps due to the potential difficulty in hiring or obtaining the necessary resources to carry out some phases of development. We may have to defer pursuing the next phase of our business or consider an alternative means to accomplish each stage of development, which will continue to push back our schedule. In that case, the Company will be forced to proceed on a piecemeal basis using exclusively the services of our president and chief executive officer, limiting the use of outside contractors to when and if funds are available. Our president and chief executive officer devotes at least fifteen (15) hours per week to our continued business efforts. There is no realistic way to predict the timing or completion of our business plans if we are unable to raise the necessary levels of financing.

In the event we are unable to raise any funds in excess of the offering proceeds, we will not be able to pursue our business plan or scheduled objectives, and the Company may fail entirely.

Management will, through relationships with professionals throughout the industry, continue to work on and refine the product formulas as well as pursue other health and hair products using the same basic essential oils. Completing these tasks will require hiring several employees and/or outside consultants. With the skill set that our founder has, as well as other various cosmeceutical (which represents a “marriage” between all-natural organics and pharmaceuticals) professionals that she knows, the Company will strive to make progress in its product development and eventually achieve sales of these products, but currently no timeframe can be ascertained. Most if not all of these actions are predicated on the Company obtaining the necessary capital to accomplish these steps. If sufficient capital is not available on reasonable terms, then the business plan will not proceed as planned and may never occur.

We currently have no sources of financing and no commitments for financing. We will seek to obtain financing by contacting potential funding sources through our president’s professional and business contacts. There are no assurances that we will obtain sufficient financing or resources to enter into agreements with product manufacturers, developers or sales/marketing firms. If we do not receive funding or financing, including from this offering, we believe ABP could be maintained with limited operations for at least 12 months because our president has agreed to provide her services without compensation (accrued or otherwise), instead relying on short term loans from her friends and family members. We do not currently have a formal agreement in place with our president covering this period; however, our president’s plan is to provide substantially all of the Company’s administrative and planning work as well as basic product formulation/production and marketing work without cash compensation while she seeks other sources of funding. We do not have any plans to accrue any compensation for these services and our president, who is the sole member of the Company’s board of directors, agrees with that action while we seek other sources of financing. We do not have any formal plans or agreements in place to receive short term financing from our president, her friends or family members. To date, this financing has been as needed for working capital purposes.

Other

As a corporate policy, we do not intend to incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except for legal fees which will become due and payable upon completion of this offering (as further described in “Liquidity” below and elsewhere in this prospectus). We do not intend to incur any significant obligations that need to be satisfied with cash payments in the short-term unless we have a secure funding source to pay the obligations when due. We believe that the perception that many people have of a public company may make it more likely that they will accept restricted securities from a public company as consideration for indebtedness owed to them than they would from a private company. We have not performed any studies of this matter. Management’s belief is based solely on advice and informal consultation with various professionals who we know and have public company experience. These discussions have led us to believe that being a public company may afford the business (management and its shareholders) with a higher degree of recognition than would be typically attained as a small private (or non-public) company and may increase its ability and/or options to obtain financing for growth. In addition, we believe being a public company increases our future opportunities to raise funds and to pay vendors by issuing restricted common stock rather than cash.

However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Result of Operations for the twelve months ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016

Expenses

Expenses for the twelve month ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016 was $88,697 and $13,175, respectively. Officer’s compensation for the twelve month ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016 was $0 and $5,500, respectively. The Company during the period March 31, 2016 (inception) through March 31, 2016 issued shares of its common stock for organizational services to its founder and CEO. This is believed to be a one-time expense. Product development costs for the twelve month ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016 were $22,750 and $2,950, respectively. The Company for the twelve month ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016 incurred $65,947 and $3,800, respectively, in consulting, administrative and other costs associated with its operations. The Company for the twelve month ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016 incurred $0 and $925 in organization costs, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve month ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016 was $89,497 and $13,175, respectively. The Company recorded a provision for state income tax of $800 for the twelve months ended March 31, 2017. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the twelve month ended March 31, 2017 and for the period March 31, 2016 (inception) through March 31, 2016 was $0.02 and $0.01 per share, respectively. Basic and diluted number of shares outstanding was 5,500,000 for both periods presented.

Liquidity

A significant portion of the amounts received from this offering will be used to pay expenses of the offering. ABP will pay all costs relating to this offering which is estimated to be approximately $30,000. Any excess will be used for working capital. These amounts will be paid when they become due and payable or otherwise accrued on ABP’s books until we are able to pay the amounts in full either from revenues or loans that may be obtained from related or unrelated parties. Our obligations for these expenses, when recorded as liabilities for lengthy periods of time, could preclude us from receiving financial assistance from other sources or, at a minimum, make obtaining other financing more difficult. There can be no assurance that we will be able to obtain a noninterest-bearing unsecured corporate note or any other type of financing to settle these obligations when due.

As of September 1, 2016 we entered into a services agreement with our legal counsel, Jessica Nguyen Law. The agreement provides for fees up to $15,000, payable with an initial $7,500 non-refundable retainer and the remainder from the offering proceeds. If we are unable to achieve the maximum offering proceeds to satisfy the payment of legal fees, we will be required to negotiate payment options with our legal counsel.

Since acquiring the Company’s product formula and other materials, most of our resources and efforts have been devoted to planning our business, implementing systems and controls for growth, and completing our registration statement in preparation for the offering. When the registration statement and the offering are completed and the controls necessary to comply with public reporting requirements are established, which we believe will occur over the next four months, we will continue to update and improve our products in the Allegro Hair-Care Collection, develop the packaging and labeling for our intended products, and institute our marketing and advertising programs. We will then need to commence inventory production and marketing efforts to garner the initial sales of our products. We believe that the cost of completing our product development, stock inventory, and initiating our marketing plans, including the development of a comprehensive ecommerce website, will range from $100,000 to $200,000, likely more if outside contractors and experts are used. Based on conversations to date with various distributors who work with natural hair-care products, we believe we can obtain funding to outsource some of these procedures. Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to commence the launch of our product line to the public. However, other obstacles may prevent us from launching the Allegro Hair-Care Collection despite the availability of funding and our efforts. If we only use our internal resources, the process will take much longer and our launch may be limited to a much smaller target market producing less sales than anticipated. If we are unable to raise any additional funds, cash costs may have to be provided by our president to the extent that she is capable and willing to provide such funds. We do not currently have any oral or written agreements in place with our president and founder or any third parties for such funds and cannot provide any assurances that we will obtain any funds. Our goal is to have sufficient inventory and distribution channels in place within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, will most likely be sought from our founder’s business associates or a network of private investors referred to us by those business associates. To date, we have not sought any funding source, other than from investors that have previously provided loans to the Company, and we have not authorized any person or entity to seek funding on our behalf. If a market for our common stock ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate others whenever possible. We cannot predict the likelihood of obtaining or source of capital or funds needed to complete our planned business objectives for the Company’s products.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services, which will reduce our ability and resources to expand our business. Once we become a public entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with those professional services along with a host of other expenses for annual reports and proxy statements, if required. We estimate that these costs can go up to $50,000 per year for the next few years and will be even higher if our business volume and activity increase. However, costs will likely be lower during the first year in which we are a public company because our overall business volume will be lower, and as an “emerging growth company” we will not yet be subject to some of the stringent requirements applicable to public companies that do not have status as an “emerging growth company”. We will reduce compensation levels paid to management (if and when we do compensate management, which for the foreseeable future is limited) if there is insufficient cash generated from operations to satisfy costs.

We hope to use our status as a public company to increase our ability to use noncash means of settling obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services, although there can be no assurances that we will be successful in any of these efforts. We believe that the perception that many people have of a public company may increase the likelihood that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances of expanding our business. Having shares of our common stock may also give people a greater feeling of identity with us, which may result in referrals. However, these actions, if successful, will dilute the ownership interests of existing shareholders, may further dilute common stock book value, and dilution may be material. Such issuances may also enhance existing management’s (in this case, Ms. Chardi’s) ability to maintain control of ABP because the shares may be issued to parties or entities committed to supporting existing management. ABP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. But no negotiations have taken place with any professional and no assurances can be made that any professional will accept shares in settlement of obligations due them.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein.

As of March 31, 2017, we owed approximately $125,000 in connection with organizational costs, product development costs, and expenses associated with this offering. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of March 31, 2017.

As of March 31, 2017, we owed approximately $77,000 to several vendors for services associated with our product line. We have no formal agreements with our vendors; our vendors bill us on a monthly basis for their services. The invoices are usually calculated based on the total amount of time the vendor spends on the Company’s activities. These vendor services are primarily for product development and other consulting services related to our business development. The Company does not intend to use proceeds from the offering to pay these vendors.

As of March 31, 2017, we owe $300 in connection with an interest-free demand loan from our founder. Ms. Chardi has no formal agreement or understanding with the Company concerning this loan. As of March 31, 2017, we owe approximately $48,000 in connection with several interest-free demand loans from two unrelated parties. These interest-free demand loans are made up of several mini-loans sought from these two unrelated parties during the past nine to twelve months. These lenders are Ms. Chardi’s former business associates who agreed to loan funds as necessary to the Company to be used for basic working capital purposes. The Company has no formal loan agreement with either of these unrelated parties other than the basic understanding that the loans are interest free with no specific repayment terms; we believe that based on Ms. Chardi’s pre-existing relationships with each of these lenders, they have confidence that they will be repaid at some point in the future. These loan proceeds were used primarily as payment towards legal fees, accounting fees, consulting fees and other expenses for purposes of developing and improving our hair-care product line and other activities. The Company does not intend to use proceeds from the offering to repay these demand loans. What these demand loans mean is that the Company would be obligated to repay these loans upon the demand of Ms. Chardi’s two former associates that these loans be repaid. However, the Company will seek to delay any payment of the demand loans as long as possible and practicable. This could involve the Company renegotiating those loans to provide for interest payments and/or accruals as well as determinative repayment dates that may exceed one year in length. We have not had any formal conversations about the above with either of the lenders or our vendors as of the date of this Prospectus.

We intend to seek additional financing from other business associates of Ms. Chardi as well as from the two unrelated parties and their associates in order to further fund our working capital needs, especially for instances where we cannot continue to defer payment of our vendor expenses.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company does not believe this standard will have a material effect on its financial position, results of operations, or cash flows.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10 “Identifying Performance Obligations and Licensing” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of the various guidance.

In June 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). Amendments in ASU 2014-10 removed the definition of “development stage entity” from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10 for the period ending March 31, 2016. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical: (a) if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; and (b) if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not generated any revenues so we have no direct experience with seasonality for our business. However, we understand other businesses in the hair-care industry experience seasonal impacts. Some hair-care (generally along with beauty) products sell better during summer months because of the impact from the exposure to sun and others during winter months because of dryness associated with winter weather.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLEGRO BEAUTY PRODUCTS, INC.

MARCH 31, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allegro Beauty Products, Inc.

We have audited the accompanying balance sheet of Allegro Beauty Products, Inc (the “Company”) as of March 31, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity and cash flows for year ended March 31, 2017 and for the period from March 31, 2016 (date of inception) through March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegro Beauty Products, Inc. as of March 31, 2017 and 2016, and the result of its operations and its cash flows for year ended March 31, 2017 and for the period from March 31, 2016 (date of inception) through March 31, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

June 16, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

ALLEGRO BEAUTY PRODUCTS, INC.

Balance Sheets

	March 31, 2017	March 31, 2016
ASSETS

CURRENT ASSETS:
Cash	$330	$-
Prepaid expense	3,459	1,100
Total Current Assets	3,789	1,100

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	24,041	-
Total Other Assets	24,041	-
TOTAL ASSETS	$27,830	$1,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$76,200	$5,250
Accrued expense	800	-
Loan – related party	300	-
Loans – nonrelated parties	47,702	3,525
TOTAL LIABILITIES	125,002	8,775

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,500,000 shares issued and outstanding	5,500	5,500
Additional paid in capital	-	-
Retained deficit	(102,672)	(13,175)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(97,172)	(7,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,830	$1,100

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Operations

	For the twelve months ended March 31, 2017	For the period March 31, 2016 (date of inception) through March 31, 2016

Revenue	$-	$-

Expenses:
Officer compensation	-	5,500
Organization expenses	-	925
Product development costs	22,750	2,950
Consulting and other administrative costs	65,947	3,800
Loss before provision for income taxes	88,697	13,175

Provision for income tax	800	-

Net loss	$(89,497)	$(13,175)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	5,500,000	5,500,000

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Retained Deficit	Total
Balance - March 31, 2016 (date of inception)	-	$-	$-	$-	$-

Shares issued for organizational services on March 31, 2016	5,500,000	5,500	-	-	5,500

Net loss	-	-	-	(13,175)	(13,175)

Balance – March 31, 2016	5,500,000	5,500	-	(13,175)	(7,675)

Net loss	-	-	-	(89,497)	(89,497)

Balance - March 31, 2017	5,500,000	$5,500	$-	$(102,672)	$(97,172)

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Cash Flows

	For the twelve months ended March 31, 2017	For the period March 31, 2016 (date of inception) through March 31, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(89,497)	$(13,175)
Shares issued for organizational expense	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(2,359)	(1,100)
Change in deferred offering costs	(24,041)	-
Change in accounts payable	70,950	5,250
Change in accrued expense	800	-
Net Cash Provided by (Used in) Operating Activities	(44,147)	(3,525)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	300	-
Loan proceeds from nonrelated parties	44,177	3,525
Net Cash Provided by (Used In) Financing Activities	44,477	3,525
CHANGE IN CASH	330	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$330	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Notes to the Financial Statements

March 31, 2017

NOTE 1 – ORGANIZATION

Allegro Beauty Products, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder at inception in exchange for organizational services. The Company purchased a business plan, product/inventory, and proprietary formulas for no charge from its founder.

The Company is engaged in the business of developing, manufacturing, marketing and selling of an all-natural organic products collection. A hair care line combining science with nature forming an advanced hair care treatment regimen. The Company owns the rights to its intellectual property, Allegro (a combination of essential oils and other all-natural products), a hair revitalizing formula that is the main ingredient in the Allegro Hair Care Collection.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting - The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a March 31st, year-end.

b. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation - The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions - Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

e. Earnings (Loss) per Share - The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f. Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax. The Company recorded an $800 provision for state franchise tax.

g. Revenue Recognition - The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

h. Impairment of Long-Lived Assets - The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

i. Advertising - Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

j. Intangible Assets - Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

k. Recently Issued Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of this new requirement on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC 842, Leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. Presentation of leases within the statements of operations and statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect this accounting update to have a material effect on its financial statements.

The Company reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $121,213 and an accumulated deficit of $102,672 at March 31, 2017. As of March 31, 2017, we have not generated any revenue and have no committed sources of capital or financing.

While the Company is attempting to generate revenues as soon as possible through the sale of products, the Company’s cash position may not be significant enough to support the Company’s operations. Management believes the actions presently being taken by the Company to further implement its business plan, generate product and revenues will provide the Company the opportunity to continue as a going concern. While the Company believes in the viability of its business strategy, the ability to realize revenues and/or its ability to raise additional funds is necessary to continue as going concern, there can be no assurances that it will be successful in either. Historically, the Company has relied upon loans to finance its operations and growth. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company has 100,000,000 shares of common stock authorized par value $0.001 per share. The Company has 10,000,000 shares of blank check preferred stock authorized par value $0.001 per share. The blank check preferred stock may be designated into one or more series, from time to time, by the Company's Board of Directors by filing a certificate pursuant to NRS Chapter 78.

The Company issued 5,500,000 shares of its common stock to its incorporator, chief executive officer and president for organizational services. These services were valued at $5,500.

At March 31, 2017, there are 5,500,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 5 – DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to our proposed common stock offering. Deferred offering costs will be offset against the proceeds of our proposed common stock offering and recorded as equity if the proposed common stock offering is completed or charged to expense if the proposed common stock offering is not completed. As of March 31, 2017 deferred offering costs was $24,041.

NOTE 6 – LOANS – RELATED PARTY

As of March 31, 2017 the Company received $300 in loan proceeds from our founder and executive officer. This related party loan was entered into to pay certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 7 – LOANS - NONRELATED PARTIES

As of March 31, 2017 the Company received $47,702 in loan proceeds from two nonrelated parties. The Company has several small loans with each of these lenders. The lenders are former business acquaintances of our founder and executive officer. Each of the loans entered into by the Company were made in order to fund working capital expenditures. The loans are unsecured and carry no interest rate or specific repayment terms. The Company does not expect to pay any of these nonrelated party loans anytime soon.

NOTE 8 – INCOME TAXES

As of March 31, 2017 and 2106, the Company had net operating loss (“NOL”) carry forwards of $89,497 of $13,175, respectively. The NOL carryforwards may be available to reduce future years’ taxable income through 2037 and 2036, respectively.

	As of March 31, 2017	As of March 31, 2016

Deferred tax assets:
Net operating tax carryforwards	$31,324	$4,611
Other	-	-
Gross deferred tax assets	31,324	4,611
Valuation allowance	(31,324)	(4,611)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods presented and as of March 31, 2017:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after March 31, 2017 through the date that these financial statements were made available. The following events were determined to be reportable:

Subsequent to March 31, 2017, the Company received additional loans of $5,000 from a nonrelated party for working capital purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

Our Chief Executive Officer and Principal Financial Officer, Barbara Chardi, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Ms. Chardi concluded that our disclosure controls and procedures are effective in timely alerting her to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Allegro Beauty Products, Inc. as of March 31, 2017.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Our management consists of:

Name	Age	Title
Barbara Chardi	72	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer

Barbara Chardi founded the Company in March 2016. Ms. Chardi with the assistance of two industry consultants developed a hair-care line based on the Allegro Organics proprietary formula. The proprietary formula is the basis for each product in the Allegro Hair-Care Collection. Ms. Chardi currently works as an independent consultant providing total business support services to several physician practices in the San Diego area. Ms. Chardi has been performing these services in some capacity since 2013. Prior to that Ms. Chardi worked as a Referral Coordinator with a prominent San Diego workman’s compensation processing firm. Ms. Chardi was an independent consultant in this function as well, from 2003 to 2012. Ms. Chardi is a self-taught professional in both the physician area as well as the hair-care industry. Ms. Chardi has not held any senior positions in any public company nor does Ms. Chardi have any financial reporting or legal education or experience that would be beneficial as the business grows.

Ms. Chardi has little to no experience in the hair-care or beauty industry. Ms. Chardi has no prior experience in the public markets, financial reporting or with the registration process to become a public company. Ms. Chardi has no current or past affiliations with any public company whether currently reporting with the SEC or dormant. Ms. Chardi through ABP enlisted the help of two consultants who are vastly familiar with the hair-care and/or all-natural organic products industry and are available to the Company as we grow. Ms. Chardi identified her lack of experience in both the hair-care industry and financial/public markets as an area the Company needs to improve in the near-term.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the ABP board of directors will establish an audit committee and a compensation committee. We believe that a minimum of five directors is needed to have effective committee systems. The audit committee will review the results and scope of annual audits and other services provided by independent auditors and will review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for officers. No final determination has yet been made as to the membership requirements of these committees or when we may have sufficient members to establish such committees. See “Executive Compensation” hereinafter.

All directors will be reimbursed by ABP for any expenses incurred in attending directors' meetings provided that ABP has the resources to pay these fees. ABP will consider applying for officers and directors liability insurance at such time that it has the resources to do so.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

Director Nominations

As of March 31, 2017, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company, except for what has been reported in our registration statement on Form S-1. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table shows, for the twelve months ended March 31, 2017 and for the period March 31, 2016 (inception) to March 31, 2016, compensation awarded or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Barbara Chardi CEO, CFO and Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	5,500	5,500

There is no formal employment arrangement with Ms. Chardi at this time. Ms. Chardi’s compensation (primarily through the issuance of common stock for organizational services) has not been fixed or based on any percentage calculations. Ms. Chardi makes all decisions determining the amount and timing of her compensation and, for the immediate future, does not receive any additional compensation for her services. Ms. Chardi’s compensation may be formalized in the future if and when her services are considered full-time in nature, i.e. in excess of 2,080 hours per year, and the Company has the finances in order to pay her.

1Ms. Chardi received 5,500,000 shares of common stock of the Company for organizational services which was valued at $5,500. The Company does not intend to issue any additional shares to Ms. Chardi for further organizational services or for her activities as an officer or director.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Barbara Chardi(1)	$-	$-	$-	$-	$-	$-	$-

(1) Ms. Chardi provided her services to the Company with no compensation.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2017. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2017. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2017. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 29, 2017 we had 5,500,000 shares of common stock outstanding which are held by one shareholder. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of June 29, 2017; of all directors and executive officers of ABP; and of our directors and officers as a group.

Title Of Class	Name and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class
			Before Offering	After Offering(d)
Common	Barbara Chardi (c)	5,500,000	100.00%	66.67%

	All Directors and Officers as a group (1 person)	5,500,000	100.00%	66.67%

(a) The address for purposes of this table is the Company’s address which is 2101 29th St., San Diego, California, 92104.

(b) Unless otherwise indicated, ABP believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Ms. Chardi received 5,500,000 shares for organization costs.

(d) Assumes the sale of the maximum offering shares (2,750,000 shares of common stock). The aggregate amount of common stock shares to be issued and outstanding after the offering will be 8,250,000 based upon such assumptions.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Introduction

We were incorporated under the laws of the State of Nevada on March 31, 2016. ABP is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or are outstanding. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 10,000,000 shares of preferred stock with voting, liquidation, conversion, and other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

•

The number of shares and the designation of the series;

•

Whether to pay dividends on the series and, if so, the dividend rate, the dividend payment date, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•

Whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•

Whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•

Whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

The rights of the shares of series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. There are 5,500,000 shares of our common stock issued and outstanding as of March 31, 2017 held by one shareholder, our President, Ms. Chardi. Holders of our common stock:

•

Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•

Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•

Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•

Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Authorized but Un-issued Capital Stock

Nevada law does not require stockholder approval for any issuance of authorized shares. These shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of un-issued and unreserved common stock (and/or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Shareholder Matters

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us; our shares will probably be considered penny stocks for the foreseeable future. Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes (“NRS” or “Nevada law”). Certain provisions of Nevada law described below create rights that might be deemed material to our shareholders. Some provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider: (a) the economy of the state and the nation; (b) the interests of the community and of society; and (c) our long-term and short-term interests and that of our shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers, plans of conversion, or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of a company’s articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

Listed on a national securities exchange;

•

Issued by an open end management investment company registered with the SEC and which may be redeemed at the option of the shareholder at net asset value; or

•

Traded in an organized market and has at least 2,000 holders and a market value of at least $20,000,000, exclusive of the value of shares held by the company’s senior executives, directors, and beneficial stockholders owning more than 10% of such shares.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation, if the board of directors resolution approving the plan of merger or exchange provides otherwise, or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law specifies that shareholders have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his or her demand to inspect. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

i.

The articles of incorporation and all amendments thereto;

ii.

Bylaws and all amendments thereto; and

iii.

A stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent a person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these shareholders having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-K. This form is filed with the SEC within 90 days after the close of each fiscal year hereafter. You can view these and our other filings at www.sec.gov in the “EDGAR” database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in a company may not obtain voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to exercise dissenting rights and demand payment for the fair value of their shares, and we must comply with the demand. An “acquiring person” means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. “Controlling interest” means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all the voting power of the company in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. “Control shares” means the company's outstanding voting shares that an acquiring person: (a) acquires or offers to acquire in an acquisition; and (b) acquires within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply to the company or to an acquisition of a controlling interest.

According to NRS 78.378, the provisions referred to above do not restrict our directors from taking action to protect the interests of our Company and its shareholders, including but not limited to, adopting or executing plans, arrangements or instruments that grant or deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from imposing stricter requirements in our Articles of Incorporation, bylaws, or a board resolution relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an “interested shareholder.” As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise.

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for two years after the date the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless the combination meets all the requirements of our Articles of Incorporation; and the combination was either approved (1) by our board of directors before the person became an interested shareholder; or (2) by the board of directors and disinterested shareholders representing at least 60% of the Company’s voting power. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the two-year period only if the shareholder receives approval from a majority of our disinterested shareholders or the combination meets the requirements for adequate consideration that are specified in NRS 78.441-42. For the above provisions, “resident domestic corporation” means a Nevada corporation that has 200 or more shareholders of record. An “interested stockholder” is defined in NRS 78.423 as someone who is either:

•

The beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

•

Our affiliate or associate and who within two years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Its telephone number is 801-274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The only promoter of the Company is Ms. Chardi, our founder, president, and chief executive officer, and principal financial officer. The Company retained the services of Jessica Nguyen Law as its legal counsel on September 1, 2016. Our agreement with legal counsel provides for a fee of $15,000. A non-refundable retainer of $7,500 was due and payable upon engagement and the remainder is due upon completion of the Company’s registration statement filed on Form S-1 and payable from the maximum offering proceeds.

Our office and mailing address is 2101 29th St., San Diego, California 92104. The space is provided to us by Ms. Chardi at no cost. The space is located in Ms. Chardi’s personal residence and management believes this space is sufficient. Ms. Chardi incurs no incremental costs as a result of us using this space. There is currently no written or oral agreement between Ms. Chardi and the Company for using this space.

The Company issued 5,500,000 shares of its common stock to its President, Chief Executive Officer and Chief Financial Officer in exchange for organizational services incurred upon incorporation in March 2016. These services were valued at $5,500.

As of March 31, 2017, we owe $300 in connection with an interest-free demand loan from our founder, Ms. Chardi. The proceeds were used for basic working capital purposes. No written or oral agreement exists between Ms. Chardi and the Company concerning this loan. The Company does not intend to repay this loan any time in the future.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Ms. Barbara Chardi is not an independent director because she currently holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2017 and March 31, 2016 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2016 and 2015 were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2017	March 31, 2016
Audit fees (1)	$8,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$8,000	$-

Notes:

(1)

Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended March 31, 2017 and March 31, 2016.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)

Financial Statements

(b)

Exhibits

3.1**	Articles of Incorporation
3.2**	By-Laws
14.1*	Code of Ethics
23.1	Consent of PLS CPA, a professional corporation
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

* - Filed with our Form S-1 Registration Statement dated November 10, 2016.

** - Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017.

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BEAUTY PRODUCTS, INC.
(Registrant)

Date: June 29, 2017	By:	/s/ Barbara Chardi
Barbara Chardi
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Barbara Chardi Barbara Chardi	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 29, 2017