Form 10-Q
period 2017-06-30
ALLEGRO BEAUTY PRODUCTS INC
filed 2017-08-14
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-214549

ALLEGRO BEAUTY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 29TH ST, SAN DIEGO, CA	92104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 619-519-0815

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:
JESSICA NGUYEN LAW 2312 PARK AVENUE, #158 TUSTIN, CALIFORNIA 92782 714-234-4982 ATTN: JESSICA NGUYEN, ESQ.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of August 14, 2017 was 5,500,000 shares.

ALLEGRO BEAUTY PRODUCTS, INC.

Part I. Financial Information

Item 1.Interim Financial Statements (unaudited)

ALLEGRO BEAUTY PRODUCTS, INC.

Balance Sheets

	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$3,288	$330
Prepaid expense	-	3,459
Total Current Assets	3,288	3,789

Fixed assets, net of depreciation expense of $6	338	-

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	30,474	24,041
Total Other Assets	30,474	24,041
TOTAL ASSETS	$34,100	$27,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$117,674	$76,200
Accrued expense	800	800
Loan – related party	400	300
Loans – nonrelated parties	53,966	47,702
TOTAL LIABILITIES	172,840	125,002

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,500,000 shares issued and outstanding	5,500	5,500
Additional paid in capital	-	-
Retained deficit	(144,240)	(102,672)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(138,740)	(97,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,100	$27,830

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the three months ended June 30, 2017 (Unaudited)	For the three months ended June 30, 2016 (Unaudited)
Revenue	$-	$-

Expenses:
Depreciation expense	6	-
Product development costs	11,421	5,750
Consulting and other administrative costs	30,141	13,019
Loss before provision for income taxes	41,568	18,769

Provision for income tax	-	-

Net loss	$(41,568)	$(18,769)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	5,500,000	5,500,000

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Cash Flows

(Unaudited)

	For the three months ended June 30, 2017 (Unaudited)	For the three months ended June 30, 2016 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(41,568)	$(18,769)
Depreciation and amortization expense	6	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	3,459	(1,500)
Change in deferred offering costs	(6,433)	-
Change in accounts payable	41,474	18,350
Change in accrued expense	-	-
Net Cash Provided by (Used in) Operating Activities	(3,062)	(1,919)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(344)	-
Net Cash (Used in) Investing Activities	(344)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	100	-
Loan proceeds from nonrelated parties	6,264	1,919
Net Cash Provided by (Used In) Financing Activities	6,364	1,919
CHANGE IN CASH	2,958	-
CASH AT BEGINNING OF PERIOD	330	-
CASH AT END OF PERIOD	$3,288	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

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

b. Cash Equivalents –

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation –

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

d. Use of Estimates and Assumptions –

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

e. Earnings (Loss) per Share –

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

f. Property and Equipment Capitalization Policies –

Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense. We recognized $6 in depreciation expense on assets costing $344 for the three months ending June 30, 2017 and as of June 30, 2017, respectively.

g. Income Taxes –

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

h. Revenue Recognition –

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

i. Impairment of Long-Lived Assets -

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

j. Advertising –

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

k. Intangible Assets –

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

l. Recently Issued Accounting Pronouncements –

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

m. Interim financial statements (June 30, 2017 (unaudited)) and basis of presentation-

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended March 31, 2017 and notes thereto contained.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $169,552 and an accumulated deficit of $144,240 at June 30, 2017. As of June 30, 2017, we have not generated any revenue and have no committed sources of capital or financing.

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

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on June 27, 2017. Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $55,000. No shares have been sold or issued as of this report date.

At June 30, 2017, there are 5,500,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 5 – DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to our proposed common stock offering. Deferred offering costs will be offset against the proceeds of our proposed common stock offering and recorded as equity if the proposed common stock offering is completed or charged to expense if the proposed common stock offering is not completed. As of June 30, 2017 deferred offering costs was $30,474.

NOTE 6 – LOANS – RELATED PARTY

As of June 30, 2017 the Company received $400 in loan proceeds from our founder and executive officer. This related party loan was entered into to pay certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 7 – LOANS - NONRELATED PARTIES

As of June 30, 2017 the Company received $53,966 in loan proceeds from three nonrelated parties. The Company has several small loans with each of these lenders. The lenders are former business acquaintances of our founder and executive officer. Each of the loans entered into by the Company were made in order to fund working capital expenditures. The loans are unsecured and carry no interest rate or specific repayment terms. The Company does not expect to pay any of these nonrelated party loans anytime soon.

NOTE 8 – INCOME TAXES

As of June 30, 2017 (unaudited) and March 31, 2017(audited), the Company had net operating loss (“NOL”) carry forwards of $144,240 and $102,672, respectively. The NOL carryforwards may be available to reduce future years’ taxable income through 2037 and 2036, respectively.

	As of June 30, 2017	As of March 31, 2017

Deferred tax assets:
Net operating tax carryforwards	$50,484	$35,935
Other	-	-
Gross deferred tax assets	50,484	35,935
Valuation allowance	(50,484)	(35,935)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods presented and as of June 30, 2017:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after June 30, 2017 through the date that these financial statements were issued. The following events were determined to be reportable:

Subsequent to June 30, 2017, the Company received additional loans of $4,000 from a nonrelated party for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Quarterly Report on Form 10-Q does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

Operations

ABP incorporated on March 31, 2016 and acquired an all-natural, organic based formula to be used in a unique hair-care system designed to replenish, renew, and return hair and scalp to a healthy, youthful state. Most of our activity through June 30, 2017 involved the acquisition and development of the formula, developing a product line based on the formula, developing a unique hair-care regimen, product refinement that will be offered in future products, as well as preparation of this offering and corporate governance.

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

Phase 1 (3-4 months in duration; $30,000 est. costs)(1)(2)(3)

•Implement an online marketing program using social media websites, such as Facebook, Instagram, Twitter and other global social media platforms.

•Increase inventory levels to match manufacturing needs.

•Initial product roll-out: use local promotional efforts, a simple but effective method.

•Develop or acquire a software-based inventory purchasing and management information system.

•Develop or acquire a software-based product that will enable and interface with an e-commerce site to support advertising, promotion and marketing efforts.

•Utilize customer feedback, through email or product surveys, sampling and testing different components.

•Interview prospective sales professionals knowledgeable about the hair-care industry, engage such professionals and provide training in our product.

Phase 2 (3-4 months in duration; $30,000 est. costs)(1)(2)(3)

•Upgrade our e-commerce site for real-time content capture and delivery.

•Leverage hair-care product development from existing and potential:

•sources – sample product users and consumers (internally generated and outside professional generated)

•manufacturing – partnering with first class contract manufacturers with exceptional focus on quality control

•clients, prospects, suppliers, investors

•Develop online retailer network, develop or pay for access to premium retailer network, and target market delivery through efficiency and cost savings for consumers.

•Establish collaborative partnerships and develop consumer interest for our organic, all-natural hair-care products.

Phase 3 (3-4 months in duration; $40,000 est. costs)(1)(2)(3)

•Develop or acquire software-based system to enhance product sales and specific or direct target marketing.

•Build consumer profiles, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal customer’.

•Set up efficient delivery system using fulfillment centers located in primary and secondary geographic locations.

•Integrate information and communications environments by combining voice, image, and data to enhance product sales and target marketing.

•Establish simple system-to-system exchanges for our products and information systems.

•E-commerce development to include product education, customer loyalty (affinity) programs, and customer service focus.

•Implement real-time dynamic information exchange to build psychodynamic consumer profiles and ‘world class’ product development process and control network.

•Progress to an advanced system-to-system exchange for all transactions, internally developed or acquired.

•Build or acquire a software-based real-time performance support system.

(1)Accomplished through the employment of, or the retaining of experts who have the requisite knowledge to accentuate management’s skills and ability.

(2)Hiring qualified individuals in-house or outsourcing specific functions.

(3)Typical software-based products could be incrementally cost-effective when compared to an internally developed product or system.

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

Result of Operations for the three months ended June 30, 2017 and for the three month period ended June 30, 2016

Expenses

Expenses for the three months ended June 30, 2017 and for the three month period ended June 30, 2016 was $41,568 and $18,769, respectively. Product development costs for the three months ended June 30, 2017 and for the three month period ended June 30, 2016 were $11,421 and $5,750, respectively. The Company for the three months ended June 30, 2017 and for the three month period ended June 30, 2016 incurred $30,141 and $13,019, respectively, in consulting, administrative and other costs associated with its operations. The Company for the three month ended June 30, 2017 and for the three month period ended June 30, 2016 incurred $6 and none in depreciation expense, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended June 30, 2017 and for the three month period ended June 30, 2016 was $41,568 and $18,769, respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended June 30, 2017 and for the three month period ended June 30, 2016 was $0.01 and $0.00 per share, respectively. Basic and diluted number of shares outstanding was 5,500,000 for both periods presented.

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

As of June 30, 2017, we owed approximately $172,000 in connection with organizational costs, product development costs, and expenses associated with this offering. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of June 30, 2017.

As of June 30, 2017, we owed approximately $118,000 to several vendors for services associated with our product line. We have no formal agreements with our vendors; our vendors bill us on a monthly basis for their services. The invoices are usually calculated based on the total amount of time the vendor spends on the Company’s activities. These vendor services are primarily for product development and other consulting services related to our business development. The Company does not intend to use proceeds from the offering to pay these vendors.

As of June 30, 2017, we owe $400 in connection with an interest-free demand loan from our founder. Ms. Chardi has no formal agreement or understanding with the Company concerning this loan. As of June 30, 2017, we owe approximately $54,000 in connection with several interest-free demand loans from three unrelated parties. These interest-free demand loans are made up of several mini-loans sought from these three unrelated parties during the past twelve months. These lenders are Ms. Chardi’s former business associates who agreed to loan funds as necessary to the Company to be used for basic working capital purposes. The Company has no formal loan agreement with either of these unrelated parties other than the basic understanding that the loans are interest free with no specific repayment terms; we believe that based on Ms. Chardi’s pre-existing relationships with each of these lenders, they have confidence that they will be repaid at some point in the future. These loan proceeds were used primarily as payment towards legal fees, accounting fees, consulting fees and other expenses for purposes of developing and improving our hair-care product line and other activities. The Company does not intend to use proceeds from the offering to repay these demand loans. What these demand loans mean is that the Company would be obligated to repay these loans upon the demand of Ms. Chardi’s two former associates that these loans be repaid. However, the Company will seek to delay any payment of the demand loans as long as possible and practicable. This could involve the Company renegotiating those loans to provide for interest payments and/or accruals as well as determinative repayment dates that may exceed one year in length. We have not had any formal conversations about the above with either of the lenders or our vendors.

We intend to seek additional financing from other business associates of Ms. Chardi as well as from the three unrelated parties and their associates in order to further fund our working capital needs, especially for instances where we cannot continue to defer payment of our vendor expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

Item 4. Controls and Procedures

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1a – Risk Factors

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

Risks Related to the Business

1.ABP has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

ABP is an early stage company and has virtually no financial resources. As of June 30, 2017 and March 31, 2017, we had a negative working capital balance of $169,552 and $121,213, respectively, and stockholders’ deficit of $138,740 and $97,172, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2017 that Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.ABP is and will continue to be completely dependent on the services of our founder and president, Barbara Chardi; the loss of her services may cause our business operations to cease.

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

3.No assurance can be given that ABP will be able to attract and retain qualified employees and consultants.

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

4.We only recently commenced business operations and therefore face a high risk of business failure.

Despite developing some of our business prior to March 2016, we were incorporated on March 31, 2016. Most of our efforts to date have been related to developing our business plan, creating and testing formula blends, which will make up our product line, implementing our business operations and the pursuit of this public offering. As of June 30, 2017, we had no operating revenues and have distributed only a limited number of samples to potential customers or end-users. We face a high risk of business failure.

5.We operate in a highly competitive market and retail environment and therefore face a high risk of business failure or at the very least a competitive disadvantage.

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

6.Because we will be dependent on advertising and marketing firms, we will be at a competitive disadvantage to companies having greater resources to pay larger fees or to companies with dedicated in-house departments for these purposes.

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

7.We have had no product sales to date, and can give no assurance that there will ever be any sales in the future.

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

8.There is no guarantee that our products will be accepted by consumers.

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

9.Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

We expect that our financial results may vary significantly in the future because of a number of reasons, including:

•The ability to establish acceptance and usage of our products;

•The ability to contract with competent manufacturers and appropriate wholesalers and retailers;

•Costs related to future growth and capital investment;

•Results of strategic agreements with companies that may supply and produce our products; AND

•The ability to attract, retain and motivate qualified personnel.

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

10.We will be dependent on independent operators and other operators of retail outlets for the ultimate sale of our products to individual consumers.

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

11.Regulatory and legal uncertainties could harm our business.

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

12.We will have to rely on third parties to manufacture our products and packaging who may not perform to our standards, timeline, or budget.

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

Failure or lack of reliability in the manufacture of our products is likely to result in loss of business. Among other risks:

•Our products may fail to provide the expected results;

•We may experience limited availability of quality ingredients for manufacturing;

•We may experience poor quality manufacturing;

•Our products may have new competition from other companies attempting to duplicate our formulas;

•Our customers could experience results different from our test results;

•Product liability claims may arise due to deficiencies in manufacturing (product liability is discussed in more detail in Risk Factor 15); and

•Product recalls due to manufacturing failures will result in a significant financial toll.

13.We have no patent protection and may not be able to protect our proprietary rights.

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

14.We may not be able to successfully claim trademark rights in our “Allegro Organics” brand name.

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

15.We may be subject to product liability claims.

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

16.There are significant potential conflicts of interest inherent in our management team as well as the Company’s legal counsel who serves as the escrow agent for the offering.

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

17.We may be deemed a “shell company” by the Securities and Exchange Commission and subject to increased reporting requirements.

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

18.We will become subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

19.Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

20.The costs of being a public company could result in the inability to continue as a going concern.

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

21.Having only one director limits our ability to establish effective independent corporate governance procedures and gives our president unbridled control.

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

Risks Related to Our Common Stock

22.We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

23.We may not be able to raise sufficient financing or resources to develop, manufacture and market our products through this offering or otherwise.

We currently have no commitments for any funds. If we are unable to raise sufficient financing or resources to develop, manufacture and market our products, our business will fail and investors will lose their entire investment.

24.You will not be able to withdraw funds you commit once the Company accepts your subscription agreement.

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

25.The Company is selling the shares offered in this prospectus without an underwriter and may not be able to sell all or any of the shares offered herein.

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

26.Since there is no minimum for our offering, if only a few persons purchase shares they risk losing their money without us even being able to develop a market for our shares.

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

27.The offering price of our common stock has been determined arbitrarily.

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

28.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

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

29.Because the proceeds of this offering are not substantially more than its estimated costs, the Company will receive little economic benefit from the completion of this offering. Beyond this offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

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

30.Shareholder interests may be undercut because we can issue shares of our common stock to individuals or entities that support existing management thereby enhancing existing management’s ability to maintain control of ABP.

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

31.Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt shareholder interests because corporate resources may be expended for the benefit of officers and/or directors.

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

32.Currently, there is no established public market for our securities, and there are no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

(i)Whether any market for our shares will develop;

(ii)The prices at which our common stock will trade; or

(iii)The extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

33.Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks thereby creating a lack of liquidity and make trading difficult or impossible.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•The basis on which the broker or dealer made the suitability determination, and

•An acknowledgment that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

34.The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

ABP’s management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•Control of the market for a security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

35.Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

36.Our board of directors (consisting of one person, our President) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

37.The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

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

38.All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

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

39.We do not expect to pay cash dividends in the foreseeable future.

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

40.Because we are not subject to rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

41.You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement, we will become subject to certain informational requirements of the Exchange Act, as amended, and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raised the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

42.If we are designated a “shell company”, your ability to resell your shares will be limited.

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

1)the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2)the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3)the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is no longer a shell company.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending June 30, 2017

Item 3 – Defaults upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 – Exhibits

Allegro Beauty Products, Inc. includes by reference the following exhibits:

3.1**	Articles of Incorporation
3.2**	By-Laws
14.1*	Code of Ethics
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

ALLEGRO BEAUTY PRODUCTS, INC.
(Registrant)

Date: August 14, 2017	By:	/s/ Barbara Chardi
Barbara Chardi
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Barbara Chardi Barbara Chardi	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	August 14, 2017