Form 10-Q
period 2017-09-30
ALLEGRO BEAUTY PRODUCTS INC
filed 2017-11-09
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2017 was 8,250,000 shares.

ALLEGRO BEAUTY PRODUCTS, INC.

Part I. Financial Information

Item 1.Interim Financial Statements (unaudited)

ALLEGRO BEAUTY PRODUCTS, INC.

Balance Sheets

	September 30, 2017 (Unaudited)	March 31, 2017 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$11,745	$330
Prepaid expense	24,603	3,459
Total Current Assets	36,348	3,789

Fixed assets, net of depreciation expense of $23	320	-

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	-	24,041
Total Other Assets	-	24,041
TOTAL ASSETS	$36,668	$27,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$142,100	$76,200
Accrued expense	800	800
Loan – related party	600	300
Loans – nonrelated parties	40,266	47,702
TOTAL LIABILITIES	183,766	125,002

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,250,000 and 5,500,000 shares issued and outstanding	8,250	5,500
Additional paid in capital	21,776	-
Retained deficit	(177,124)	(102,672)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(147,098)	(97,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$36,668	$27,830

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the six months ended September 30, 2017 (Unaudited)	For the six months ended September 30, 2016 (Unaudited)

Revenue	$-	$-
	-	-

Expenses:
Depreciation expense	23	-
Product development costs	21,921	9,750
Consulting and other administrative costs	52,508	30,369
Loss before provision for income taxes	74,452	40,119

Provision for income tax	-	-

Net loss	$(74,452)	$(40,119)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	6,071,038	5,500,000

	For the three months ended September 30, 2017 (Unaudited)	For the three months ended September 30, 2016 (Unaudited)

Revenue	$-	$-
	-	-

Expenses:
Depreciation expense	17	-
Product development costs	10,500	4,000
Consulting and other administrative costs	22,366	17,350
Loss before provision for income taxes	32,883	21,350

Provision for income tax	-	-

Net loss	$(32,883)	$(21,350)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	6,635,870	5,500,000

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Cash Flows

(Unaudited)

	For the six months ended September 30, 2017 (Unaudited)	For the six months ended September 30, 2016 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(74,452)	$(40,119)
Depreciation and amortization expense	23	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(21,144)	(5,500)
Change in deferred offering costs	24,042	(13,500)
Change in accounts payable	65,900	28,650
Change in accrued expense	-	-
Net Cash Provided by (Used in) Operating Activities	(5,631)	(30,469)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(344)	-
Net Cash (Used in) Investing Activities	(344)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from direct public offering	55,000	-
Deferred offering costs offset to additional paid in capital	(30,474)	-
Loan proceeds from related party	300	50
Loan repayment to nonrelated parties	(21,000)	-
Loan proceeds from nonrelated parties	13,564	30,519
Net Cash Provided by (Used In) Financing Activities	17,390	30,569
CHANGE IN CASH	11,415	100
CASH AT BEGINNING OF PERIOD	330	-
CASH AT END OF PERIOD	$11,745	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Notes to the Financial Statements

September 30, 2017

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

f. Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense. We recognized $23 in depreciation expense on assets costing $344 for the six months ending September 30, 2017 and as of September 30, 2017, respectively.

g. Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

m. Interim financial statements (September 30, 2017 (unaudited)) and basis of presentation-

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $147,418 and an accumulated deficit of $177,124 at September 30, 2017. As of September 30, 2017, we have not generated any revenue and have no committed sources of capital or financing.

While the Company is attempting to generate revenues as soon as possible through the sale of its products, the Company’s cash position may not be significant enough to support the Company’s operations. Management believes the actions presently being taken by the Company to further implement its business plan, generate product and revenues will provide the Company the opportunity to continue as a going concern. While the Company believes in the viability of its business strategy, the ability to realize revenues and/or its ability to raise additional funds is necessary to continue as going concern, there can be no assurances that it will be successful in either. Historically, the Company has relied upon loans to finance its operations and growth. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on June 27, 2017. Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $55,000. The Company sold 2,750,000 shares of its common stock to 30 investors who paid $0.02 per share. The Company’s direct public offering closed on August 23, 2017.

At September 30, 2017, there are 8,250,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 5 – DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to our proposed common stock offering. Deferred offering costs were offset against the proceeds of our common stock offering upon its completion. On August 23, 2017 deferred offering costs $30,474 was credited towards additional paid in capital. As of September 30, 2017 and March 31, 2017 we had deferred offering costs of none and $24,041, respectively.

NOTE 6 – LOANS – RELATED PARTY

As of September 30, 2017 the Company received $600 in loan proceeds from our founder and executive officer. This related party loan was entered into to pay certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 7 – LOANS - NONRELATED PARTIES

As of September 30, 2017 the Company had received $61,266 in loan proceeds from three nonrelated parties of which only $40,266 is still outstanding. The Company has/had several small loans with the lenders. The lenders are/were former business acquaintances of our founder and executive officer. Each of the loans entered into by the Company were made in order to fund working capital expenditures. The loans are/were unsecured and carry/ied no interest rate or specific repayment terms. The Company with the closing of its direct public offering was able to repay $21,000 of these loans to two of the nonrelated parties.

NOTE 8 – INCOME TAXES

As of September 30, 2017 (unaudited) and March 31, 2017(audited), the Company had net operating loss (“NOL”) carry forwards of $177,124 and $102,672, respectively. The NOL carryforwards may be available to reduce future years’ taxable income through 2037 and 2036, respectively.

	As of September 30, 2017	As of March 31, 2017
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$61,993	$35,935
Other	-	-
Gross deferred tax assets	61,993	35,935
Valuation allowance	(61,993)	(35,935)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods presented and as of September 30, 2017:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after September 30, 2017 through the date that these financial statements were issued. The following events were determined to be reportable:

Subsequent to September 30, 2017, the Company received additional loans totaling $4,000 from a nonrelated party for working capital purposes.

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

Operations

ABP incorporated on March 31, 2016 and acquired an all-natural, organic based formula to be used in a unique hair-care system designed to replenish, renew, and return hair and scalp to a healthy, youthful state. Most of our activity through September 30, 2017 involved the acquisition and development of the formula, developing a product line based on the formula, developing a unique hair-care regimen, product refinement that will be offered in future products, as well as preparation of its recently completed offering and establishment of corporate governance.

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

We believe our products contain a specialized formula that provides overall anti-aging properties and needed nourishment to the hair and scalp. Our product formula we believe will rapidly penetrate the hair and scalp, delivering essential nutrients to the epidermis and dermis layers of the scalp, along with the hair and hair follicle system promoting a natural regeneration or strengthening. Anecdotal stories and feedback from end-users testing our products describe a decrease in the weathered and worn out look for both hair and the scalp after regular use.

Our plan to continue as a going concern is to reach a point where we begin generating sufficient revenue from products to meet our financial obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning in 2018; however, there can be no assurance that we will be successful in achieving or adhering to this schedule. The costs to develop our product line could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 beyond our recently completed offering to purchase initial raw material inventory, purchase equipment and begin to implement /execute our marketing and advertising programs that we believe will educate- as well as- excite our customer base.

Our only source of capital at this time is investment by others and our recently completed offering. Under no circumstance will we remit any remuneration to Ms. Chardi for her services. ABP continues to believe that Ms. Chardi received sufficient compensation from the issuance of common stock by us for organizational services performed by her upon our incorporation. We believe that we must raise additional capital or debt financing on top of our recently completed offering amount in order to fully execute and implement our business strategy and develop our product line. Upon becoming a publicly traded and reporting company, we expect that we will approach private investment and equity funds, angel investors and others known to Ms. Chardi and finance professionals with whom we deal with or will deal with in order to raise the necessary capital for business operations.

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate limited sales revenue within 12 months of receiving the funds. While we hope that we will be successful in these efforts, additional equity financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements.

In order to execute our plan, we must seek additional financing even though we successfully completed our direct public offering. Our plans to execute our business plan are limited and we need to seek additional financing. Despite achieving the successful completion of our direct public offering, securing additional financing is going to be critical to our timeline. If and when we obtain the required additional financing, we should be able to take our business plan through the necessary steps. We will engage or hire employees or outside consultants to enhance the skills and services of our founder in the execution of the business plan. As mentioned above, these costs could be very well in excess of $100,000 and will be needed as payment for certain services and costs projected over the next 12 months as we move forward with the business plan rollout and expansion.

We believe our product offering could begin to generate limited revenues within 120 to 150 days after we receive additional financing despite our recently completed direct public offering. Continued business growth through product placement and marketing is critically conditioned upon receiving additional financing as our current resources are predicated upon the Company obtaining additional financing either through debt or equity. If we are not able to obtain sufficient capital, we will likely not meet or achieve even our basic objectives. To make material progress in operations, we need to secure an additional $50,000 even after the completion of our successful direct public offering. In order to fulfill objectives for each phase, we need to secure $100,000. Even if we are able to raise the $100,000 of additional financing, we may not be able to pursue some of our goals or action steps due to the difficulty in hiring or obtaining resources to carry out some phases of development. We may have to defer the pursuit of the next phases of our business or consider an alternative means, which will continue to push back our schedule. In that case, we will be forced to proceed on a piecemeal basis using exclusively the services of our president and chief executive officer, limiting the use of outside contractors, when and if funds are available. Our president and chief executive officer devotes at least fifteen (15) hours per week to our continued business efforts. There is no realistic way to predict the timing or completion of our business plan if we are unable to raise the additional and necessary levels of financing.

In the event we are unable to raise any additional funds beyond our recently completed direct public offering, we will not be able to pursue our business plan or scheduled objectives as laid out, and we may fail entirely.

Management will, through its relationships, continue to work on and refine product formulas as well as pursue other health and hair products using the same basic components. Completing these tasks require hiring several employees and/or outside consultants. With the skill set that our founder has, as well as other industry professionals that she knows and has access to, the Company will strive to make progress in product development and eventually achieve sales products. However, no timeframe can be ascertained currently. Most of these actions are predicated on the Company obtaining capital to accomplish these steps. If sufficient capital is not available on acceptable terms, the business plan will not proceed as planned and success may never occur for the Company in its objectives.

We currently have no committed sources of financing.

Other

As a corporate policy, we do not intend to incur obligations that we cannot satisfy with known resources. We do not intend to incur any obligations that need to be satisfied with cash payments in the short-term unless we have a secure funding source to pay. We believe the perception that many people have of a public company make it more likely that they will accept restricted securities as consideration for indebtedness owed to them than they would from a private company. We have not performed any studies of this matter. Our belief is based solely on the advice and informal consultation with professionals who we know that have public company experience. Being a public company may afford the business (management and its shareholders) with a higher degree of recognition than would be typically attained as a small private (or non-public) company and increase its ability and/or options to obtain financing for growth. In addition, we believe being a public company increases our opportunities to raise funds and to pay vendors by issuing restricted stock rather than cash.

However, there can be no assurances that we will be successful in any of these efforts. Additionally, issuance of restricted stock would dilute the percentage of ownership for all of our stockholders.

Result of Operations for the six months ended September 30, 2017 and for the six month period ended September 30, 2016

Expenses

Expenses for the six months ended September 30, 2017 and for the six month period ended September 30, 2016 was $74,452 and $40,119, respectively. Product development costs for the six months ended September 30, 2017 and for the six month period ended September 30, 2016 were $21,921 and $9,750, respectively. The Company for the six months ended September 30, 2017 and for the six month period ended September 30, 2016 incurred $52,508 and $30,369, respectively, in consulting, administrative and other costs associated with its operations. The Company for the six month ended September 30, 2017 and for the six month period ended September 30, 2016 incurred $23 and none in depreciation expense, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the six months ended September 30, 2017 and for the six month period ended September 30, 2016 was $74,452 and $40,119, respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the six months ended September 30, 2017 and for the six month period ended September 30, 2016 was $0.01 and $0.01 per share, respectively. Basic and diluted number of shares outstanding was 6,071,038 and 5,500,000, respectively, for the periods presented.

Result of Operations for the three months ended September 30, 2017 and for the three month period ended September 30, 2016

Expenses

Expenses for the three months ended September 30, 2017 and for the three month period ended September 30, 2016 was $32,883 and $21,350, respectively. Product development costs for the three months ended September 30, 2017 and for the three month period ended September 30, 2016 were $10,500 and $4,000, respectively. The Company for the three months ended September 30, 2017 and for the three month period ended September 30, 2016 incurred $22,366 and $17,350, respectively, in consulting, administrative and other costs associated with its operations. The Company for the three month ended September 30, 2017 and for the three month period ended September 30, 2016 incurred $17 and none in depreciation expense, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended September 30, 2017 and for the three month period ended September 30, 2016 was $32,883 and $21,350, respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended September 30, 2017 and for the three month period ended September 30, 2016 was $0.00 and $0.00 per share, respectively. Basic and diluted number of shares outstanding was 6,635,870 and 5,500,000, respectively, for the periods presented.

Liquidity

A significant portion of the amount received from offering was used to pay for expenses associated with the offering. We estimated those costs to be approximately $30,000. Deferred offering costs of approximately $31,000 were paid in full. We paid approximately $12,000 in non-related party loans and vendor payables from the proceeds of the offering. We have approximately $12,000 in cash left and $25,000 in prepaid expense from our offering proceeds for working capital purposes.

Since acquiring the Company’s product formula and other materials, most of our resources and efforts have been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. With the registration statement and offering completed and financial controls established, we will continue to update and improve our products in the Allegro Hair-Care Collection, develop the packaging and labeling for our intended products, and institute our marketing and advertising programs. We will then need to commence inventory production and marketing efforts to garner the initial sales of our products. We believe that the cost of completing our product development, stock inventory, and initiating marketing plans, including the development of an ecommerce website, will range from $100,000 to $200,000, likely more if outside contractors and experts are used. Based on conversations to date with various distributors who work with natural hair-care products, we believe we can obtain funding to outsource some of these procedures. Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to commence the launch of our product line to the public. However, other obstacles may prevent us from launching the Allegro Hair-Care Collection despite the availability of funding and our efforts. If we only use internal resources, the process will take much longer and our launch may be limited to a much smaller target market producing less sales than anticipated. If we are unable to raise additional funds, loans may have to be provided by our president to the extent that she is capable and willing to provide such funds. We do not have any oral or written agreements in place with our president and founder or any third parties for such funds and cannot provide any assurances that we will be able to obtain such funds. Our goal is to have sufficient inventory and a distribution channel in place within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, will most likely be sought from business associates of our founder or a network of private investors referred to us by those same business associates. To date, we have not sought any significant funding source, other than from sources that have provided loans to us already, and we have not authorized any persons or entities to seek funding on our behalf. If a market for our common stock does develop, of which there can be no assurances, we may use our restricted shares to compensate others whenever possible. We cannot predict the likelihood of a source of capital or that funds needed to complete our planned business objectives will be obtained or identified.

We embarked upon an effort to become a public company and, by doing so, incurred significant expenses for legal, accounting and related services, this has reduced our ability and financial resources to expand our core business. As a public entity, we are subject to the reporting requirements of the Exchange Act, certain ongoing expenses will be incurred. These consist of various professional services along with a host of other expenses that surround the preparation of annual and quarterly reports as well as proxy statements. We estimate these costs can be more than $50,000 per year and will be even higher if business volume and activity increases. These costs will be lower during our first year because our business volume will be lower, and we will not yet be subject to some of the stringent requirements applicable to public companies that do not have status as an “emerging growth company”.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities beyond our recently completed direct public offering.

As of September 30, 2017, we owed approximately $184,000 in connection with organizational costs, product development costs, and expenses associated with our recently completed direct public offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of September 30, 2017. As of September 30, 2017, we owed approximately $142,000 to vendors for costs associated with our product line and business development. Our vendors bill us on a monthly basis for their services. Invoices are usually calculated based on the total amount of time the vendor spends on our activities. To date vendor services are primarily for product development and consulting services related to business development.

As of September 30, 2017, we owe $600 in connection with an interest-free demand loan from our founder. Ms. Chardi has no formal agreement or understanding with the Company concerning this loan. As of September 30, 2017, we owe approximately $40,000 in connection with several interest-free demand loans from an unrelated party. During the three months ended September 30, 2017 we paid down several of our unrelated party loans. These interest-free demand loans were primarily made up of several mini-loans sought from unrelated parties. The lenders are Ms. Chardi’s former business associates who agreed to loan funds as necessary to be used for working capital purposes. The loans are interest free with no specific repayment terms; we believe that based on our founder’s pre-existing relationship with each, they have confidence that repayment will be made sometime in the future. Loan proceeds were used primarily as payment towards legal fees, accounting fees, consulting fees and other expenses for purposes of developing and improving our hair-care product line and other activities. The Company will continue to seek to delay any payments on the remaining demand loans as long as possible and practicable. We have not had any formal conversations with our lenders or our vendors.

We intend to seek additional financing from associates of our founder as well as from our current lenders in order to further fund our working capital needs, especially in instances where we cannot continue to defer payment.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The adoption of this standard did have a material effect on our financial position, results of operations, or cash flows.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ABP is an early stage company and has virtually no financial resources. As of September 30, 2017 and March 31, 2017, we had a negative working capital balance of $147,418 and $121,213, respectively, and stockholders’ deficit of $147,098 and $97,172, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2017, the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Despite developing a substantial portion of our business prior to inception, we were formally incorporated on March 31, 2016. Most of our efforts to date have been related to developing our business plan, creating, modifying and testing of our product formulas, which will make up a significant part of our product line, expanding business operations and the pursuit of our recently completed direct public offering. As of September 30, 2017, we had no operating revenues and have distributed only a limited number of samples to end-users. We face a high risk of business failure.

5.We operate in a highly competitive market and retail environment and therefore face a high risk of business failure or at the very least a competitive disadvantage.

We are aware of many competitors to our hair-care collection, many of which are more established (some on a multi-national and global level) and have significantly more resources than we do. The hair-care and all-natural organic products business is highly competitive. We will directly compete with hundreds of large and small all-natural organics-based companies, including but not limited to, Avalon Organics, P&G (Procter & Gamble), John Masters Organics, Purely Perfect, and Yarok, among other national manufacturers and distributors. Most of our competitors’ products are well known and trusted by the marketplace. Virtually all of our competitors have significantly greater financial and other resources than we do. Our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility to respond to changing business and economic conditions. Competition in the hair-care business is based on pricing, quality, innovation, perceived value, promotional activities, advertising, new product introduction, name recognition, as well as other various factors. It is difficult for us to predict how we will be able to effectively compete with our competitors in any of these areas.

Our success in this industry will be largely dependent on our ability to distinguish our hair-care collection from similar products, educate consumers to why our products are superior and establish the consumer’s need for our products. Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, customer service and results.

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

The Company’s products are still being developed and tested and we have not generated any revenues. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, manufacture, market and sell a significant number of our hair-care products. There can be no assurance that our product development efforts will be completed or successful, that we will be able to manufacture our products at an acceptable cost and acceptable quality, that our products can be successfully marketed, or that there will be a market with consumers willing to buy our products. We currently do not expect to receive revenues from the sale of products until sometime in 2018, if ever.

8.There is no guarantee that our products will be accepted by consumers.

We have not yet commercially released any of our products. The market acceptance of hair-care and all-natural organic products varies significantly and cannot be predicted. Factors that may cause a hair-care and all-natural organic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors. Consumer demand for our products also may be affected by word of mouth, testimonials, fads, social media influencers, and general consumer trends. While we have distributed limited samples of our products, the targeted consumer market could be quite different from those that have used our samples. There can be no assurance that any of our products will gain broad acceptance among consumers.

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

•The ability to contract with manufacturers, wholesalers and retailers;

•Costs related to growth and capital investment;

•Results of strategic agreements with businesses that may supply and produce our products; AND

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

•Product liability claims may arise due to deficiencies in manufacturing; and

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

16.There are significant potential conflicts of interest inherent in our management team.

Our key personnel are required to commit time and effort to our operations, but these individual(s) may have conflicts of interest in allocating their time and effort among various business activities. Furthermore, in the course of other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

17.We became subject to the periodic reporting requirements of the Exchange Act. This requires us to incur audit fees and legal fees in connection with the preparation of such periodic reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement we are now required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will perform a review of our quarterly (or interim) financial statements and perform an audit of our annual financial statements. Our legal counsel will need to review and assist our management in the preparation of these periodic reports. The costs charged by professionals for such services cannot be accurately predicted because factors such as the number and types of financial transactions that we engage in and the complexity of our financial reports cannot be determined at this time. These factors will determine the amount of time to be spent by our auditors and attorney performing these functions. We currently estimate annual maintenance and compliance costs of the periodic reporting to be upwards of $75,000 per year. Such costs will obviously be an additional expense to our operations and thus will have a negative effect on our ability to meet overhead requirements and ultimately earn a profit.

We may be exposed to increased costs and potential risks resulting from new requirements related to the periodic reporting. If we fail to provide reliable financial reports or prevent the occurrence of fraud, our business and operating results could be significantly harmed, investors would lose confidence in our reported financial information, and certainly the trading price of our common stock, if a market ever develops, could drop significantly. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may be able to take advantage of certain exemptions from some reporting requirements that are applicable to other public companies that are not “emerging growth companies”. These included, but are not limited to, not being required to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure regarding executive compensation in periodic reports and proxy statements, and exemption from the requirement of holding annual nonbinding advisory votes on executive compensation and the seeking of nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions under the JOBS Act until we are no longer an “emerging growth company.”

We intend to remain an “emerging growth company” for up to five years (the maximum amount of time in which we can be an “emerging growth company”), although we may lose our status as an “emerging growth company” if: (a) we have more than $1.0 billion in annual revenue; (b) more than $700 million in market value of our common stock is held by non-affiliates; or (c) we issue more than $1.0 billion of non-convertible debt during a three-year period.

18.Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and put into effect by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

With growth or an unmanageable increase in our business objectives, our internal control over financial reporting may become inadequate or ineffective, which could cause our financial reports to be unreliable and lead to financial misinformation being disseminated to the public. Investors relying on this misinformation may make an uninformed investment decisions with regards to an investment in our common stock. As a result, if investors are harmed from relying on the misleading financial information, we may be subject to significant legal liability. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future business prospects.

In order to mitigate the risks associated with maintaining internal controls, if and when the Company grows, we will rely on the use of outside professionals to assist us in maintaining these internal controls. We will seek to engage qualified professionals on an independent contractor basis to assist in reviewing and recording transactions. When and if finances permit, we will hire an experienced financial professional to oversee our reporting and control functions.

19.The costs of being a public company could result in the inability to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control system over our financial reporting. The costs of complying with being a public company could be significant and may preclude us from seeking financing or equity investment on acceptable terms. We estimate these costs to be $75,000 per year and may be even higher if our business volume and financial activity increases. Our estimate of costs does not include the necessary compliance, documentation and reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization. Our costs also stand to increase once we lose our “emerging growth company” status as defined in the JOBS Act, which allows us to take advantage of exemptions that should result in decreased compliance costs. If revenues are insufficient or non-existent, and/or we cannot support the additional costs associated with being a public company, we may be unable to satisfy these costs in the normal course of business which would result in our inability to continue as a going concern.

20.Having only one director limits our ability to establish effective independent corporate governance procedures and gives our president unbridled control.

We have only one director who also serves as our President, Chief Executive and Chief Financial Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a vote of the board members is decided in favor of our chairman (our sole director), which gives her significant control over all corporate issues and business decisions.

Until we have a larger board of directors that would include independent members, if ever, there will be limited oversight of our sole officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of our minority shareholders.

Risks Related to Our Common Stock

21.We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we are able to rely on these exemptions. If some investors find our common stock less attractive because of this, there may be a less active trading market for our common stock causing our stock price to be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

22.We may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

We currently have no commitments for any funds beyond our recently completed direct public offering. If we are unable to raise sufficient additional financing or other financial resources to develop, manufacture and market our products, our business will fail and investors will lose their entire investment.

23.The Company sold its shares without an underwriter. A small number of persons purchased our shares and they may risk losing their investment without a market to develop for our shares. The offering price was determined arbitrarily.

The Company’s common stock was offered on our behalf by Ms. Chardi, our president. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any common shares. The sale of a small number of shares (2,750,000) increases the likelihood of no market ever developing for our shares.

Since there was a limited number of shareholders that purchased our shares (30) we may be unable to even attempt to create a public market for our shares. Without a public market for our shares, the limited number of shares sold and their investors may find the market highly illiquid or unable to be sold. In such an event, it is highly likely that our shareholder’s entire investment in our common stock would be lost.

The price of our common stock sold in the offering was arbitrary. Our audit firm did not review management's valuation and therefore expresses no opinion as to the fairness of the price. As a result, the price of our common stock sold in the offering was not reflective of value perceived or not perceived by the market. The shares of our common stock may not be worth the price for which they were sold and our shareholders may lose a portion or all of their investment.

24.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors, which is completely controlled by Ms. Chardi, will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors (in effect, Ms. Chardi) has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (91,750,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market and again without action or vote of the shareholders. These actions will certainly result in dilution of the ownership interests of existing shareholders and further dilute common stock book value; this dilution may be material.

25.Beyond our recently completed offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

Beyond this offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products. We currently have no commitments for any funds. If we are unable to raise sufficient financing or resources to develop, manufacture and market our products, our business will fail and our investors will certainly lose their entire investment.

26.Shareholder interests may be undercut because we can issue shares of our common stock to individuals or entities that support existing management thereby enhancing existing management’s ability to maintain control of ABP.

Our board of directors, which is completely controlled by Ms. Chardi, has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management (in effect, Ms. Chardi) and the interests of existing management may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of the Company.

27.Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt shareholder interests because corporate resources may be expended for the benefit of officers and/or directors.

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

28.Currently, there is no established public market for our securities, and there are no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There is no guarantee that the market maker’s application will be accepted by FINRA nor can we estimate as to how much longer the application process will take. We are not permitted to file such application on our own behalf. If the application is accepted, there are no assurances as to:

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

29.Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks thereby creating a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, may very well be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the price of our securities.

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

30.The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

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

31.Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop. Transfer of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, such shareholders and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

32.Our board of directors (consisting of one person, our President) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Articles of Incorporation allows the board of directors to issue shares of preferred stock without any vote or further action by other stockholders. Our board of directors has the authority: (a) to fix and determine the relative rights and preferences of preferred stock; and (b) to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors (in effect, Ms. Chardi) could authorize the issuance of a series of preferred stock that would grant holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to common stockholders and the right to redeem the shares, together with a premium, before the redemption of any common stock.

33.The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, our president will beneficially own approximately 67% of our outstanding common stock. Because of her beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

34.Most of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the shares of common stock (5,500,000 shares) owned by our president are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under amended Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of common stock shares of present stockholders, may have a depressive effect on the price of the common stock in any market that may develop.

All 5,500,000 issued and outstanding shares of our common stock are owned by our president for organizational expenses and may be sold commencing one year from August 23rd the date our offering was completed.

35.We do not expect to pay cash dividends in the foreseeable future.

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

36.Because we are not subject to rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

37.You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement, we became subject to certain informational requirements of the Exchange Act, as amended, and are now required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. We are allowed during the year that follows our registration statement becoming effective, our reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After our registration statement became effective, we will be delivering periodic reports to our security holders. However, we are not required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raised the minimum shareholder threshold from 500 shareholders to 2,000 or 500 persons who are not considered “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the minimum shareholder threshold. This means that access to information regarding our business and operations may be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending September 30, 2017

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

* - Filed with our Form S-1 Registration Statement dated November 9, 2016.

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

ALLEGRO BEAUTY PRODUCTS, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ Barbara Chardi
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

Signatures	Title(s)	Date

/s/ Barbara Chardi Barbara Chardi	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	November 9, 2017