Form 10-Q
period 2017-12-31
ALLEGRO BEAUTY PRODUCTS INC
filed 2018-01-30
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2017

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

The number of shares of the registrant’s common stock outstanding as of January 30, 2018 was 8,250,000 shares.

ALLEGRO BEAUTY PRODUCTS, INC.

Part I. Financial Information

Item 1.Interim Financial Statements (unaudited)

ALLEGRO BEAUTY PRODUCTS, INC.

Balance Sheets

	December 31,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$10,031	$330
Prepaid expense	759	3,459
Total Current Assets	10,790	3,789

Fixed assets, net of depreciation expense of $40	304	-

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	-	24,041
Total Other Assets	-	24,041
TOTAL ASSETS	$11,094	$27,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$145,600	$76,200
Accrued expense	800	800
Loan – related party	800	300
Loans – nonrelated parties	50,066	47,702
TOTAL LIABILITIES	197,266	125,002

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,250,000 and 5,500,000 shares issued and outstanding	8,250	5,500
Additional paid in capital	21,776	-
Retained deficit	(216,198)	(102,672)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(186,172)	(97,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,094	$27,830

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the nine months ended December 31, 2017 (Unaudited)	For the nine months ended December 31, 2016 (Unaudited)

Revenue	$-	$-
	-	-

Expenses:
Depreciation expense	40	-
Product development costs	31,921	13,750
Consulting and other administrative costs	81,565	50,572
Loss before provision for income taxes	113,526	64,322

Provision for income tax	-	-

Net loss	$(113,526)	$(64,322)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	6,800,000	5,500,000

	For the three months ended December 31, 2017 (Unaudited)	For the three months ended December 31, 2016 (Unaudited)

Revenue	$-	$-
	-	-

Expenses:
Depreciation expense	17	-
Product development costs	10,000	4,000
Consulting and other administrative costs	29,057	20,203
Loss before provision for income taxes	39,074	24,203

Provision for income tax	-	-

Net loss	$(39,074)	$(24,203)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,250,000	5,500,000

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31, 2017 (Unaudited)	For the nine months ended December 31, 2016 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(113,526)	$(64,322)
Depreciation and amortization expense	40	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	2,700	(5,034)
Change in deferred offering costs	24,041	(13,966)
Change in accounts payable	69,400	48,750
Change in accrued expense	-	-
Net Cash Provided by (Used in) Operating Activities	(17,345)	(34,572)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(344)	-
Net Cash (Used in) Investing Activities	(344)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from direct public offering	55,000	-
Deferred offering costs offset to additional paid in capital	(30,474)	-
Loan proceeds from related party	500	200
Loan repayment to nonrelated parties	(27,700)	-
Loan proceeds from nonrelated parties	30,064	38,444
Net Cash Provided by (Used In) Financing Activities	27,390	38,644
CHANGE IN CASH	9,701	4,072
CASH AT BEGINNING OF PERIOD	330	-
CASH AT END OF PERIOD	$10,031	$4,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

Notes to the Financial Statements

December 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

f. Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense. We recognized $40 in depreciation expense on assets costing $344 for the nine months ending December 31, 2017 and as of December 31, 2017, respectively.

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

l. Recently Issued Accounting Pronouncements -

The Company reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

m. Interim financial statements (December 31, 2017 (unaudited)) and basis of presentation -

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $186,476 and an accumulated deficit of $216,198 at December 31, 2017. As of December 31, 2017, we have not generated any revenue and have no committed sources of capital or financing.

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

NOTE 4 - SHARE CAPITAL

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

At December 31, 2017, there are 8,250,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 5 - DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to our proposed common stock offering. Deferred offering costs were offset against the proceeds of our common stock offering upon its completion. On August 23, 2017 deferred offering costs of $30,474 was credited towards additional paid in capital received from its direct public offering. As of December 31, 2017 and March 31, 2017 we had deferred offering costs of none and $24,041, respectively.

NOTE 6 - LOANS - RELATED PARTY

As of December 31, 2017 the Company received $800 in loan proceeds from our founder and executive officer. This related party loan was entered into to pay certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 7 - LOANS - NONRELATED PARTIES

As of December 31, 2017 the Company had received $77,763 in loan proceeds from three nonrelated parties of which only $50,066 is still outstanding. The Company has/had several small loans with the lenders. The lenders are/were former business acquaintances of our founder and executive officer. Each of the loans entered into by the Company were made in order to fund working capital expenditures. The loans are/were unsecured and carry/ied no interest rate or specific repayment terms. The Company with the closing of its direct public offering was able to repay $21,000 of these loans to two of the nonrelated parties.

NOTE 8 - INCOME TAXES

As of December 31, 2017 (unaudited) and March 31, 2017(audited), the Company had net operating loss (“NOL”) carry forwards of $216,198 and $102,672, respectively. The NOL carryforwards may be available to reduce future years’ taxable income through 2037 and 2036, respectively.

	As of December 31, 2017	As of March 31, 2017
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$75,669	$35,935
Other	-	-
Gross deferred tax assets	75,669	35,935
Valuation allowance	(75,669)	(35,935)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods presented and as of December 31, 2017:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Effective income tax rate and new tax law. Our effective income tax rate was (0.0%) for the three-month and nine-month period ended December 30, 2017. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower enacted corporate tax rate resulted in no current difference in income tax expense. We are still in process of evaluating the income tax effect of the Act with respect to any other limitations that will be effective for our fiscal year 2019.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after December 31, 2017 through the date that these financial statements were issued. The following events were determined to be reportable:

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

Operations

ABP incorporated on March 31, 2016 and acquired an all-natural, organic based formula to be used in a unique hair-care system designed to replenish, renew, and return hair and scalp to a healthy, youthful state. Most of our activity through December 31, 2017 involved the acquisition and development of the formula, developing a product line based on the formula, developing a unique hair-care regimen, product refinement that will be offered in future products, as well as preparation of its recently completed offering and establishment of corporate governance.

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

Management will, through its relationships, continue to work on and refine product formulas as well as pursue other health and hair products using the same basic components. Completing these tasks require hiring several employees and/or outside consultants. With the skill set that our founder has, as well as other industry professionals that she knows and has access to, the Company will strive to make progress in product development and eventually achieve sales products. However no timeframe can be ascertained currently. Most of these actions are predicated on the Company obtaining capital to accomplish these steps. If sufficient capital is not available on acceptable terms, the business plan will not proceed as planned and success may never occur for the Company in its objectives.

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

Result of Operations for the nine months ended December 31, 2017 and for the nine month period ended December 31, 2016

Expenses

Expenses for the nine months ended December 31, 2017 and for the nine month period ended December 31, 2016 was $113,526 and $64,322, respectively. Product development costs for the nine months ended December 31, 2017 and for the nine month period ended December 31, 2016 were $31,921 and $13,750, respectively. The Company for the nine months ended December 31, 2017 and for the nine month period ended December 31, 2016 incurred $81,565 and $50,572, respectively, in consulting, administrative and other costs associated with its operations. The Company for the nine month ended December 31, 2017 and for the nine month period ended December 31, 2016 incurred $40 and none in depreciation expense, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine months ended December 31, 2017 and for the nine month period ended December 31, 2016 was $113,526 and $64,322, respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the nine months ended December 31, 2017 and for the nine month period ended December 31, 2016 was $0.02 and $0.01 per share, respectively. Basic and diluted number of shares outstanding was 6,800,000 and 5,500,000, respectively, for the periods presented.

Result of Operations for the three months ended December 31, 2017 and for the three month period ended December 31, 2016

Expenses

Expenses for the three months ended December 31, 2017 and for the three month period ended December 31, 2016 was $39,074 and $24,203, respectively. Product development costs for the three months ended December 31, 2017 and for the three month period ended December 31, 2016 were $10,000 and $4,000, respectively. The Company for the three months ended December 31, 2017 and for the three month period ended December 31, 2016 incurred $29,057 and $20,203, respectively, in consulting, administrative and other costs associated with its operations. The Company for the three month ended December 31, 2017 and for the three month period ended December 31, 2016 incurred $17 and none in depreciation expense, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended December 31, 2017 and for the three month period ended December 31, 2016 was $39,074 and $24,203, respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended December 31, 2017 and for the three month period ended December 31, 2016 was $0.00 and $0.00 per share, respectively. Basic and diluted number of shares outstanding was 8,250,000 and 5,500,000, respectively, for the periods presented.

Liquidity

A significant portion of the amount received from the offering was used to pay for expenses associated with the offering. We estimated those costs to be approximately $30,000. Deferred offering costs of approximately $31,000 were paid in full. We paid approximately $12,000 in non-related party loans and vendor payables from the proceeds of the offering. We have approximately $10,000 in cash left and $800 in prepaid expense from our offering proceeds for working capital purposes.

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

As of December 31, 2017, we owed approximately $197,000 in connection with organizational costs, product development costs, and expenses associated with our recently completed direct public offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of December 31, 2017. As of December 31, 2017, we owed approximately $146,000 to vendors for costs associated with our product line and business development. Our vendors bill us on a monthly basis for their services. Invoices are usually calculated based on the total amount of time the vendor spends on our activities. To date vendor services are primarily for product development and consulting services related to business development.

As of December 31, 2017, we owe $800 in connection with an interest-free demand loan from our founder. Ms. Chardi has no formal agreement or understanding with the Company concerning this loan. As of December 31, 2017, we owe approximately $50,000 in connection with several interest-free demand loans from an unrelated party. During the three months ended December 31, 2017 we paid down several of our unrelated party loans. These interest-free demand loans were primarily made up of several mini-loans sought from unrelated parties. The lenders are Ms. Chardi’s former business associates who agreed to loan funds as necessary to be used for working capital purposes. The loans are interest free with no specific repayment terms; we believe that based on our founder’s pre-existing relationship with each, they have confidence that repayment will be made sometime in the future. Loan proceeds were used primarily as payment towards legal fees, accounting fees, consulting fees and other expenses for purposes of developing and improving our hair-care product line and other activities. The Company will continue to seek to delay any payments on the remaining demand loans as long as possible and practicable. We have not had any formal conversations with our lenders or our vendors.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ABP is an early stage company and has virtually no financial resources. As of December 31, 2017 and March 31, 2017, we had a negative working capital balance of $186,476 and $121,213, respectively, and stockholders’ deficit of $186,172 and $97,172, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2017, the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Despite developing a substantial portion of our business prior to inception, we were formally incorporated on March 31, 2016. Most of our efforts to date have been related to developing our business plan, creating, modifying and testing of our product formulas, which will make up a significant part of our product line, expanding business operations and the pursuit of our recently completed direct public offering. As of December 31, 2017, we had no operating revenues and have distributed only a limited number of samples to end-users. We face a high risk of business failure.

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

The Company’s common stock was offered on our behalf by Ms. Chardi, our president. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any common shares. The sale of a small number of shares (2,750,000 to be exact) increases the likelihood of no market ever developing for our shares.

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

28. Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC market. While the market maker’s application has been accepted by FINRA there can be no assurance as to whether

(i)any market for our shares will develop;

(ii)the prices at which our common stock will trade; or

(iii)the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we are able to have our shares quoted on the OTC-Pink market, we will attempt to have our shares quoted on the OTCQB (the share price quotation service owned by OTC Markets, Inc., the former Pink Sheets). Recently, through a broker-dealer and its clearing firm, we applied to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. It is commonly believed if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC market and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC market and the OTCQB). While we have achieved DTC-eligibility this is not a requirement panacea in order to trade on the OTC market or the OTCQB. We firmly believe that it is a necessity to process trades on the OTC market and the OTCQB if we are going to trade with any volume.

In addition to the foregoing, our common stock is unlikely to be followed by market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company’s common stock and operations as well as general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

29. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTC market or the OTCQB as maintained by FINRA and OTC Market Groups, respectively. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•the basis on which the broker or dealer made the suitability determination, and

•that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

Upon the completion of this offering, our president beneficially owns approximately 67% of our outstanding common stock. Because of her beneficial stock ownership, our president is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

None for the period ending December 31, 2017

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

ALLEGRO BEAUTY PRODUCTS, INC.
(Registrant)

Date: January 30, 2018	By:	/s/ Barbara Chardi
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

Signatures	Title(s)	Date

/s/ Barbara Chardi Barbara Chardi	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	January 30, 2018