Form 10-K
period 2018-03-31
ALLEGRO BEAUTY PRODUCTS INC
filed 2018-06-22
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [   ]

F-1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $50,500. The registrant’s last reported sale during that time period was $0.02 per share.

The number of shares of the registrant’s common stock outstanding as of June 22, 2018 was 8,025,000 shares.

Documents incorporated by reference: None

ALLEGRO BEAUTY PRODUCTS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

•our future operating results;

•our business prospects;

•any contractual arrangements and relationships with third parties;

•the dependence of our future success on the general economy;

•any possible financings; and

•the adequacy of our cash resources and working capital.

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

PART I

ITEM 1. BUSINESS

ABP was incorporated under the laws of the State of Nevada on March 31, 2016, at which time it acquired the hair-care formula that its business is based upon. The Company believes this formula can be used to develop at least six distinct beauty products. As of June 22, 2018, we had one employee, our founder and president, Barbara Chardi and four outside consultants. From March 31, 2016 (date of inception) through March 31, 2018, Ms. Chardi on average has devoted a minimum of fifteen (15) hours per week as necessary for business operations, product research and product development. As of the date of this Report we believe Ms. Chardi will continue to provide these services at no cost to the Company. Ms. Chardi will devote as much time as necessary as we near product launch. The four consultants we work with, assist Ms. Chardi in the R&D efforts, as well as the marketing and sales efforts for the Company’s products. The outside consultants provide their services on an as-needed basis and work directly for various businesses based in San Diego, California. These services could be easily replaced with the services of others in the industry depending on our ability to achieve the necessary financing.

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

As of March 31, 2018, we had limited assets which consist of cash ($4,986), prepaid expenses ($74) and fixed assets, net of depreciation ($287), totaling $5,347. We expect to increase the overall amount of our assets in the next few months as we further develop our product line with capital investment in inventory as well as fixed assets such as machinery for production and packaging. In order to fund the development of our new hair-care business and to meet working capital needs over the next 12 months, we will attempt to secure funding from the sale of common stock or debt financing through third-party investors, distributors and/or manufactures involved in the natural hair-care industry. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

We are developing a line of all-natural, organic hair-care products based on our Allegro Organics formula. Our operations commenced due to the efforts of our founder as well as funding from sources associated with our founder. Our founder and president, Ms. Chardi, has limited professional and industry experience in developing hair-care products. As such, it is our goal to re-imagine the Allegro Organics formula amidst numerous and readily available natural ingredients to develop products with the help of independent contractors. After our initial products are fully developed and ready for market, we will seek to arrange for them to be manufactured by third-party manufacturers that focus on all-natural and organic products. We do not intend to self-manufacture our products. We will identify, through Ms. Chardi and others in the hair-care business, manufacturers that may be willing to engage in the manufacture and packaging of our hair-care products through a single-source manufacturing agreement or through contract manufacturing. Additionally we shall seek the assistance of certain product designers or consultants to develop the packaging for our products. We anticipate that our line of hair-care products will consist of six separate products, available for sale to the retail market sometime in late 2018 although no assurances can be given that we will achieve or come close to achieving this goal.

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

In order to further our plan of operations, we will need to secure additional financing of between $50,000 and $100,000 before the second half of 2018. If we are not successful in securing this capital, we will not be able to proceed with our business plan as contemplated. Our plan of operations requires us to establish additional sources of capital to fulfill our operational requirements. These funds will go towards the development, production and finished goods completion of products for the commercial market to ultimately generate sufficient sales. Alongside the further development of our product line, we will continue to pursue additional sources of financing and attempt to establish a public market for our common stock, which may then allow us to seek financing from sources that would not be available to us if we were private. Accordingly, we may be able to negotiate from strength in pursuing financing or agreements with vendors, manufacturers, and capital sources. We cannot predict the likelihood or timing of any success from our intended actions.

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

Products

We are developing a line of organic, all-natural hair-care products. We retained a product formulator for the purpose of assisting in our development of product formulations incorporating a proprietary complex blend of sixteen different raw materials, the foundation for each product we intend to develop. High quality raw materials are necessary in the formulation of our products. The types of raw materials we intend to use in our products include natural waxes, butters, oils, emulsifiers, essential oils, natural preservatives, juices, and naturally derived vitamins such as Vitamin E and Vitamin C. Some of these materials contain anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other ingredients have been selected for their efficacy in helping to correct existing hair damage and age-related signs (such as dryness, breakage, brittleness, hair firmness and poor elasticity). Our goal is to develop a hair-care line that uses all-natural, renewable ingredients, which distinguishes our unique hair-care products from brands that rely on petrochemical and/or undesirable man-made ingredients.

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

Our discussions with our product formulator, have been limited, and we currently do not have a legally binding or any other formal agreement with either them. We engage them on an as-needed basis and they bill us accordingly. When an agreement is reached, we believe it will provide for professional consulting services billed either monthly or weekly. The product formulator has samples of our intended products and works with Ms. Chardi to develop other recipes and formulations into saleable consumer products. Consistency and control over the quality of our products are essential to a successful entrance into the hair-care market. We cannot predict the likelihood of entering into an acceptable contractual arrangement with them or any independent product formulator. However, we believe we can easily replace them if we need to. In fact, we have recently been approached by several other industry professionals in our efforts to grow our business operations.

Based on information provided to us by the product formulator and Ms. Chardi, we hope to have completed formulation and development for the initial hair-care products by mid-fall of 2018 (i.e. October 2018). This will enable us to commence testing of products before manufacturing begins. Testing we believe will be conducted by any contract manufacturer we engage. We intend to test all of our products for safety and in compliance with the Personal Care Products Council (formerly the Cosmetic, Toiletry, and Fragrance Association) standards, a self-regulatory organization for the cosmetics and beauty-care industry. Several batteries of tests will be conducted, including product safety, preservative efficacy, product and package stability, and assay testing for all of our products. Testing stability involves a three-month period where analysts track changes in viscosity (thickness), appearance and odor at various temperatures to determine shelf life, expiry dates, and other items. It is our intent to engage a contract manufacturer to perform these tests. We may not be able to contract with a manufacturer willing and able to provide these services at a reasonable price. If we are not able to contract with a manufacturer, we will pursue the necessary testing on a per-piece basis using a specialist in the field, and limit our manufacture of products on a small scale. This may not necessarily fulfill our needs for commercial sales, but at least this will provide us with product that would be available for sale through very limited channels.

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

Our goal is to offer a broad range of hair-care products that address hair-care needs for the consumer. Our intended products include cleansers, various conditioners, thickening formulas, pomades, and hair serums, and other all-natural organic products, a number of which will be specifically developed for use on various parts of the head, hair (follicle, shaft, strand), the dermis and epidermis layers of the scalp, and just the ‘roots’. The product formulator and Ms. Chardi are creating hair-care products for the Company based on the Allegro Organic formula:

•Allegro Organics – All-natural hair cleanser

•Allegro Organics – All-natural hair revitalizer

•Allegro Organics – All-natural hair and scalp purifying cleanser

•Allegro Organics – All-natural head and scalp toner

•Allegro Organics – All-natural head and scalp serum

•Allegro Organics – All-natural thinning hair and scalp repair cream

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

Once the given formula is finalized for each product, the selected or engaged manufacturer will produce an agreed upon number of units and bottle and package the product units for us. We have begun the process of choosing peripheral items involved in the manufacturing and marketing process, which include:

•Shape and size of product containers;

•Types of caps or lids, with a focus on ease of use;

•Packaging and packaging materials, that are natural as well, recyclable;

•Logo and label designs; and

•Unit packaging, storage, delivery and palletizing standards.

We currently have no arrangements, informal or otherwise, with any contract manufacturer to produce the Allegro Hair-Care Collection.

Marketing and Distribution

We intend to seek a distribution arrangement with an organic and all-natural product retailer in the U.S. for the initial sale of our products. We intend to pursue international distribution and exclusive relationships with a slant on organics and all-natural offerings. These efforts will be undertaken with the assistance of proven marketing professionals. We currently have no arrangements with any marketing professional; however, we have had discussions with regional, national and international distributors of consumer goods and products that are open to representing ABP’s products. Product samples will be provided to these various distributors and the Company will, through the services of Ms. Chardi and its product formulator, seek feedback from these distributors regarding interest in carrying ABP’s products, placement terms and pricing, initial anticipated order quantities, packaging and labeling.

We anticipate completing our first production run during late 2018, provided we obtain the necessary capital. There are no assurances we will be successful in obtaining financing or completing the development of our products within this timeframe or otherwise.

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

Employees

As of June 22, 2018, we had one employee, our founder and president, Barbara Chardi. From March 31, 2016 (date of inception) through March 31, 2018, Ms. Chardi has continuously devoted a minimum of fifteen (15) hours per week as necessary for the business and its operations. We believe that Ms. Chardi will continue to provide her services at no cost to the Company. We have no current plans to compensate Ms. Chardi for her efforts. We intend to use independent contractors and other outside consultants to assist Ms. Chardi in our business on an as needed basis pending our resources. Even then, we may continue to principally rely upon Ms. Chardi and our current independent contractors for most of our development, technical and manufacturing needs.

There is no written employment contract or employment agreement with Ms. Chardi. We are not actively seeking employees, additional independent contractors or consultants through formal contracts or agreements. This may change in the event that we are able to secure adequate financing through equity or loans.

Property

Our office and mailing address is 2101 29th St., San Diego, California 92104. The space is provided to us at no cost by Ms. Chardi. The space is located in Ms. Chardi’s personal residence and management believes this space is sufficient for our current operations. Ms. Chardi incurs no incremental costs as a result of using the space. There is currently no written or oral agreement with Ms. Chardi to use this space.

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

AN INVESTMENT IN OUR SECURITIES INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ ALL OF OUR FILINGS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER THINGS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

1.ABP has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

ABP is an early stage company and has virtually no financial resources. As of March 31, 2018 and March 31, 2017, we had a negative working capital balance of $204,724 and $121,213, respectively, and stockholders’ deficit of $204,437 and $97,172, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2018, the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Despite developing a substantial portion of our business prior to inception, we were formally incorporated on March 31, 2016. Most of our efforts to date have been related to developing our business plan, creating, modifying and testing of our product formulas, which will make up a significant part of our product line, expanding business operations and the pursuit of our completed direct public offering. As of March 31, 2018, we had no operating revenues and have distributed only a limited number of samples to end-users. We face a high risk of business failure.

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

The Company’s products are still being developed and tested and we have not generated any revenues. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, manufacture, market and sell a significant number of our hair-care products. There can be no assurance that our product development efforts will be completed or successful, that we will be able to manufacture our products at an acceptable cost and acceptable quality, that our products can be successfully marketed, or that there will be a market with consumers willing to buy our products. We currently do not expect to receive revenues from the sale of products until sometime late in 2018, if ever.

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

We currently have no commitments for any funds beyond our completed direct public offering. If we are unable to raise sufficient additional financing or other financial resources to develop, manufacture and market our products, our business will fail and investors will lose their entire investment.

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

25.Beyond our completed offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker filed an application with FINRA on our behalf and was approved to quote the shares of our common stock on the OTC market. While the market maker’s application has been accepted by FINRA there can be no assurance as to whether

(i)any market for our shares will develop;

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

There is currently no established market for our common stock, and there can be no assurance that any established market will develop. Transfer of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, such shareholders and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

Our president beneficially owns approximately 68% of our outstanding common stock. Because of her beneficial stock ownership, our president continues in the position to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

All of the 5,500,000 issued and outstanding shares of common stock owned by our president may be sold - one year from August 23rd the date our direct public offering was completed.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any established national stock exchange. While our common stock is quoted on the OTC-Pinksheet market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of June 22, 2018, an aggregate of 8,025,000 shares of our common stock were issued and outstanding and owned by 15 shareholders of record.

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

Operations

ABP incorporated on March 31, 2016 and acquired an all-natural, organic based formula to be used in a unique hair-care system designed to replenish, renew, and return hair and scalp to a healthy, youthful state. Most of our activity through March 31, 2018 involved the acquisition and development of the formula, developing a product line based on the formula, developing a unique hair-care regimen, product refinement that will be offered in future products, as well as preparation of this offering and corporate governance.

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

Our plan to continue as a going concern is to reach a point where we begin generating sufficient revenue from our products to meet our financial obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning in late 2018; however, there can be no assurance that we will be successful in achieving or adhering to this schedule. The costs to develop our product line could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 beyond the maximum offering amount to purchase initial raw material inventory, purchase equipment and begin to implement /execute our marketing and advertising programs that we believe will educate- as well as- excite our customer base.

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

Result of Operations for the Twelve Months Ended March 31, 2018 and 2017

Expenses

Expenses for the twelve months ended March 31, 2018 and 2017 was $130,991 and $88,697, respectively. Product development costs for the twelve months ended March 31, 2018 and 2017 were $36,905 and $22,750, respectively. The Company for the twelve months ended March 31, 2018 and 2017 incurred $94,029 and $65,947, respectively, in consulting, administrative and other costs associated with its operations.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve months ended March 31, 2018 and 2017 was $131,791 and $89,497, respectively. The Company recorded a provision for state income tax of $800 and $800 for the twelve months ended March 31, 2018 and 2017, respectively. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the twelve months ended March 31, 2018 and 2017 was $0.02 and $0.02 per share, respectively. Basic and diluted number of shares outstanding was 7,140,000 and 5,500,000 for the twelve months ended March 31, 2018 and 2017, respectively.

Liquidity

A significant portion of the amount received from the offering was used to pay for expenses associated with the offering. We estimated those costs to be approximately $30,000. Deferred offering costs of approximately $31,000 were paid in full. We paid approximately $12,000 in non-related party loans and vendor payables from the proceeds of the offering. We have approximately $5,000 in cash left and $nil in prepaid expense from our offering proceeds for working capital purposes.

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

As of March 31, 2018, we owed approximately $210,000 in connection with organizational costs, product development costs, and expenses associated with our operations. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of March 31, 2018.

As of March 31, 2018, we owed approximately $150,000 to several vendors for services associated with our product line. We have no formal agreements with our vendors; our vendors bill us on a monthly basis for their services. The invoices are usually calculated based on the total amount of time the vendor spends on the Company’s activities. These vendor services are primarily for product development and other consulting services related to our business development. The Company does not intend to use proceeds from the offering to pay these vendors.

As of March 31, 2018, we owe $1,000 in connection with an interest-free demand loan from our founder. Ms. Chardi has no formal agreement or understanding with the Company concerning this loan. As of March 31, 2018, we owe approximately $58,000 in connection with several interest-free demand loans from two unrelated parties. These interest-free demand loans are made up of several mini-loans sought from these two unrelated parties during the past twelve months.

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

MARCH 31, 2018

29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Allegro Beauty Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allegro Beauty Products, Inc (the “Company”) as of March 31, 2018 and 2017, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenue and further losses are anticipated. The Company requires additional funds to meet its obligations and its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PLS CPA

PLS CPA,

A Professional Corp.

We have served as the Company’s auditor since 2016.

June 22, 2018

San Diego, CA. 92111

ALLEGRO BEAUTY PRODUCTS, INC.

BALANCE SHEETS

	March 31, 2018 (Audited)	March 31, 2017 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$4,986	$330
Prepaid expense	74	3,459
Total Current Assets	5,060	3,789

Fixed assets, net of depreciation expense of $57	287	-

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	-	24,041
Total Other Assets	-	24,041
TOTAL ASSETS	$5,347	$27,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$149,500	$76,200
Accrued expense	1,600	800
Loan – related party	1,000	300
Loans – nonrelated parties	57,684	47,702
TOTAL LIABILITIES	209,784	125,002

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 and 5,500,000 shares issued and outstanding as of March 31, 2018 and 2017, respectively	8,025	5,500
Additional paid in capital	22,001	-
Retained deficit	(234,463)	(102,672)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(204,437)	(97,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,347	$27,830

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

STATEMENT OF OPERATIONS

	For the year ended March 31, 2018 (Audited)	For the year ended March 31, 2017 (Audited)

Revenue	$-	$-
	-	-

Expenses:
Depreciation expense	57	-
Product development costs	36,905	22,750
Consulting and other administrative costs	94,029	65,947
Loss before provision for income taxes	130,991	88,697

Provision for income tax	800	800

Net loss	$(131,791)	$(89,497)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	7,140,000	5,500,000

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2016 (date of inception)	-	$-	$-	$-	$-

Shares issued for organizational services on March 31, 2016	5,500,000	5,500	-	-	5,500

Net loss	-	-	-	(13,175)	(13,175)

Balance – March 31, 2016	5,500,000	5,500	-	(13,175)	(7,675)

Net loss	-	-	-	(89,497)	(89,497)

Balance – March 31, 2017	5,500,000	5,500	-	(102,672)	(97,172)

Shares issued pursuant to registration statement on Form S-1	2,750,000	2,750	52,250	-	55,000

Deferred offering costs offset to additional paid in capital	-	-	(30,474)	-	(30,474)

Return to treasury of certain shares	(225,000)	(225)	225	-	-

Net loss	-	-	-	(131,791)	(131,791)

Balance - March 31, 2018	8,025,000	$8,025	$22,001	$(234,463)	$(204,437)

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	March 31, 2018	March 31, 2017
	(Audited)	(Audited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(131,791)	$(89,497)
Depreciation and amortization expense	57	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	3,385	(2,359)
Change in deferred offering costs	24,041	(20,541)
Change in accounts payable	73,300	67,450
Change in accrued expense	800	800
Net Cash Provided by (Used in) Operating Activities	(30,208)	(44,147)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(344)	-
Net Cash (Used in) Investing Activities	(344)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from direct public offering	55,000	-
Deferred offering costs offset to additional paid in capital	(30,474)	-
Loan proceeds from related party	700	300
Loan repayment to nonrelated parties	(27,700)	-
Loan proceeds from nonrelated parties	37,682	44,177
Net Cash Provided by (Used In) Financing Activities	35,208	44,477
CHANGE IN CASH	4,656	330
CASH AT BEGINNING OF PERIOD	330	-
CASH AT END OF PERIOD	$4,986	$330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Return to treasury – common stock at no cost	$225	$-

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Audited)

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

f. Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense. We recognized $57 in depreciation expense on assets costing $344 for the year ending March 31, 2018 and as of March 31, 2018, respectively.

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

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $204,724 and an accumulated deficit of $234,463 at March 31, 2018. As of March 31, 2018, we have not generated any revenue, nor do we have any committed sources of capital or financing. The Company’s operational activities and the payment for such has primarily been through debt financing, its direct public offering and through the deferral accounts payable and other expenses.

The Company intends to raise additional capital (beyond its recently completed direct public offering) through the sale of equity securities, an offering of debt securities, or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will likely provide the Company the opportunity to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above.

The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Audited)

NOTE 4 - SHARE CAPITAL (CONTINUED)

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on June 27, 2017. Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $55,000. The Company sold 2,750,000 shares of its common stock to 30 investors who paid $0.02 per share. The Company’s direct public offering closed on August 23, 2017. During March 2018 225,000 shares were returned to treasury by the shareholders for no consideration. The Company recognized a reduction in its common stock and its additional paid in capital of $225, respectively.

At March 31, 2018, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 5 - DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to our proposed common stock offering. Deferred offering costs were offset against the proceeds of our common stock offering upon its completion. On August 23, 2017 deferred offering costs of $30,474 was credited towards additional paid in capital received from its direct public offering. As of March 31, 2018 and March 31, 2017 we had deferred offering costs of none and $24,041, respectively.

NOTE 6 - LOANS - RELATED PARTY

As of March 31, 2018 the Company received $1,000 in loan proceeds from our founder and executive officer. This related party loan was entered into to pay for certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or repayment term.

NOTE 7 - LOANS - NONRELATED PARTIES

As of March 31, 2018 the Company received $77,763 in loan proceeds from three nonrelated parties of which only $57,684 is still outstanding. The Company has/had several small loans with the various lenders. The lenders are/were former business acquaintances of our founder and executive officer. Each of the loans entered into by the Company were made in order to fund working capital expenditures. The loans are/were unsecured and carry/ied no interest rate or specific repayment terms. The Company with the close of its direct public offering was able to repay $21,000 of these loans to two of the nonrelated parties.

NOTE 8 - INCOME TAXES

As of March 31, 2018 and March 31, 2017, the Company had net operating loss (“NOL”) carry forwards of $234,463 and $102,672, respectively. The NOL carryforwards may be available to reduce future years’ taxable income through 2037 and 2036, respectively.

	As of March 31, 2018	As of March 31, 2017

Deferred tax assets:
Net operating tax carryforwards	$82,062	$35,935
Other	-	-
Gross deferred tax assets	82,062	35,935
Valuation allowance	(82,062)	(35,935)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Audited)

NOTE 8 - INCOME TAXES (CONTINUED)

Reconciliation between statutory rate and the effective tax rate for both periods presented and as of March 31, 2018:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Effective income tax rate and the new tax law. Our effective income tax rate was (0.0%) for the twelve-month periods ended March 31, 2018 and 2017. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower enacted corporate tax rate resulted in no current difference in income tax expense. We are still in process of evaluating the income tax effect of the Act with respect to any other limitations that become effective for our fiscal year 2019.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after March 31, 2018 through the date that these financial statements were issued. No events were determined to be reportable.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Allegro Beauty Products, Inc. as of March 31, 2018.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Our management consists of:

Name	Age	Title
Barbara Chardi	73	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer

Barbara Chardi founded the Company in March 2016. Ms. Chardi with the assistance of industry consultants developed a hair-care line based on the Allegro Organics proprietary formula. The proprietary formula is the basis for each product category in the Allegro Hair-Care Collection. Ms. Chardi in addition to her role as CEO and executive management of the Company currently provides her services as an independent consultant providing total business support services to several prominent physician practices in the Southern California region. Ms. Chardi has been performing these services since 2013. Prior to that Ms. Chardi worked as a Referral Coordinator with a prominent San Diego workman’s compensation processing firm. Ms. Chardi was an independent consultant in this function as well, from 2003 to 2012. Ms. Chardi is a self-taught professional in both the physician area as well as the hair-care industry.

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

Director Nominations

As of March 31, 2018, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the twelve months ended March 31, 2018 and 2017, and for the period March 31, 2017 (inception) to March 31, 2017, compensation awarded or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Barbara Chardi CEO, CFO and Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	5,500	5,500

There is no formal employment arrangement with Ms. Chardi at this time. Ms. Chardi’s compensation (primarily through the issuance of common stock for organizational services) has not been fixed or based on any percentage calculations. Ms. Chardi makes all decisions determining the amount and timing of her compensation and, for the immediate future, does not receive any additional compensation for her services. Ms. Chardi’s compensation may be formalized in the future if and when her services are considered full-time in nature, i.e. in excess of 2,080 hours per year, and the Company has the necessary funding in order to pay her.

1 Ms. Chardi received 5,500,000 shares of common stock of the Company for organizational services which were valued at $5,500. The Company does not intend to issue any additional shares to Ms. Chardi.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2018.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Barbara Chardi(1)	$-	$-	$-	$-	$-	$-	$-

(1) Ms. Chardi provides her services to the Company with no compensation.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2018. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2018. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2018. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 22, 2018 we had 8,025,000 shares of common stock outstanding which are held by 15 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of June 22, 2018; of all directors and executive officers of ABP; and of our directors and officers as a group.

Title Of Class	Name and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class
Common	Barbara Chardi (c)	5,500,000	68.53%
	All Directors and Officers as a group (1 person)	5,500,000	68.53%

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

(c) Ms. Chardi upon inception received 5,500,000 shares for organization costs.

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

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

•The number of shares and the designation of the series;

•Whether to pay dividends on the series and, if so, the dividend rate, the dividend payment date, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•Whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•Whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•Whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•The rights of the shares of series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. There are 8,025,000 shares of our common stock issued and outstanding as of March 31, 2018 held by fifteen shareholders:

•Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

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

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•Listed on a national securities exchange;

•Issued by an open end management investment company registered with the SEC and which may be redeemed at the option of the shareholder at net asset value; or

•Traded in an organized market and has at least 2,000 holders and a market value of at least $20,000,000, exclusive of the value of shares held by the company’s senior executives, directors, and beneficial stockholders owning more than 10% of such shares.

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

i.The articles of incorporation and all amendments thereto;

ii.Bylaws and all amendments thereto; and

iii.A stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

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

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for two years after the date the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless the combination meets all the requirements of our Articles of Incorporation; and the combination was either approved (1) by our board of directors before the person became an interested shareholder; or (2) by the board of directors and disinterested shareholders representing at least 60% of the Company’s voting power. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the two-year period only if the shareholder receives approval from a majority of our disinterested shareholders or the combination meets the requirements for adequate consideration that are specified in NRS 78.441-42. For the above provisions, “resident domestic corporation” means a Nevada corporation that has 200 or more shareholders of record. An “interested stockholder” is defined in NRS 78.423 as someone who is either:

•The beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

•Our affiliate or associate and who within two years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Its telephone number is 801-274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The only promoter of the Company is Ms. Chardi, our founder, president, and chief executive officer, and principal financial officer. Our office and mailing address is 2101 29th St., San Diego, California 92104. The space is provided to us by Ms. Chardi at no cost. The space is located in Ms. Chardi’s personal residence and management believes this space is sufficient for the Company’s current operatons. Ms. Chardi incurs no incremental costs as a result of us using this space. There is currently no written or oral agreement between Ms. Chardi and the Company for utilizing this space.

The Company issued 5,500,000 shares of its common stock to its President, Chief Executive Officer and Chief Financial Officer in exchange for organizational services incurred upon incorporation in March 2016. These services were valued at $5,500.

As of March 31, 2018, we owe $1,000 in connection with an interest-free demand loan from our founder, Ms. Chardi. The proceeds were used for basic working capital purposes. No written or oral agreement exists between Ms. Chardi and the Company concerning this loan. The Company does not intend to repay this loan any time in the future.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2018 and March 31, 2017 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2018	March 31, 2017
Audit fees (1)	$10,000	$8,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$8,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2018 and March 31, 2017.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)Financial Statements

(b)Exhibits

3.1**	Articles of Incorporation
3.2**	By-Laws
14.1*	Code of Ethics
23.1	Consent of PLS CPA, a professional corporation
31.1	Certification Pursuant to Section 302
31.2	Certification Pursuant to Section 302
32.1	Certification Pursuant to Section 906
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

ALLEGRO BEAUTY PRODUCTS, INC.
(Registrant)

Date: June 22, 2018	By:	/s/ Barbara Chardi
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

Signatures	Title(s)	Date

/s/ Barbara Chardi Barbara Chardi	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 22, 2018