Form 10-Q
period 2018-06-30
ALLEGRO BEAUTY PRODUCTS INC
filed 2018-08-13
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of August 13, 2018 was 8,025,000 shares.

ALLEGRO BEAUTY PRODUCTS, INC.

Part I. Financial Information

Item 1.Interim Financial Statements (unaudited)

ALLEGRO BEAUTY PRODUCTS, INC.

BALANCE SHEETS

	June 30, 2018	March 31, 2018
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$2,103	$4,986
Prepaid expense	-	74
Total Current Assets	2,103	5,060

Fixed assets, net of depreciation expense of $75	269	287

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	-	-
Total Other Assets	-	-
TOTAL ASSETS	$2,372	$5,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$157,800	$149,500
Accrued expense	1,600	1,600
Loan – related party	1,200	1,000
Loans – nonrelated parties	60,862	57,684
TOTAL LIABILITIES	221,462	209,784

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 and 8,025,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	8,025	8,025
Additional paid in capital	22,001	22,001
Retained deficit	(249,116)	(234,463)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(219,090)	(204,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,372	$5,347

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

STATEMENT OF OPERATIONS

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
	(unaudited)	(unaudited)

Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	17	6
Product development costs	6,643	11,421
Consulting and other administrative costs	7,993	30,141
Loss before provision for income taxes	14,653	41,568

Provision for income tax	-	-

Net loss	$(14,653)	$(41,568)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	8,025,000	5,500,000

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

STATEMENT OF CASH FLOWS

	For the three months ended June 30, 2018	For the three months ended June 30, 2017

	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(14,653)	$(41,568)
Depreciation and amortization expense	17	6
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	74	3,459
Change in deferred offering costs	-	(5,433)
Change in accounts payable	8,300	40,474
Change in accrued expense	-	-
Net Cash Provided by (Used in) Operating Activities	(6,262)	(3,062)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(344)
Net Cash (Used in) Investing Activities	-	(344)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	200	100
Loan repayment to nonrelated parties	-	-
Loan proceeds from nonrelated parties	3,179	6,264
Net Cash Provided by (Used In) Financing Activities	3,379	6,364
CHANGE IN CASH	(2,883)	2,958
CASH AT BEGINNING OF PERIOD	4,986	330
CASH AT END OF PERIOD	$2,103	$3,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Return to treasury – common stock at no cost	$-	$-

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

f. Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense. We recognized $17 in depreciation expense on assets costing $344 for the three months ending June 30, 2018 and as of June 30, 2018, respectively.

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

JUNE 30, 2018

(Unaudited)

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

m. Interim financial statements (June 30, 2018 (unaudited)) and basis of presentation-

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended March 31, 2018 and notes thereto contained.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $219,359 and an accumulated deficit of $249,116 at June 30, 2018. As of June 30, 2018, we have not generated any revenue and have no committed sources of capital or financing.

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

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

At June 30, 2018, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 5 - DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to our proposed common stock offering. Deferred offering costs were offset against the proceeds of our common stock offering upon its completion. On August 23, 2017 deferred offering costs of $30,474 was credited towards additional paid in capital received from its direct public offering. As of June 30, 2018 and March 31, 2018 we had deferred offering costs of none and none, respectively.

NOTE 6 - LOANS - RELATED PARTY

As of June 30, 2018 the Company received $1,200 in loan proceeds from our founder and executive officer. This related party loan was entered into to pay for certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or repayment term.

NOTE 7 - LOANS - NONRELATED PARTIES

As of June 30, 2018 the Company received $80,941 in loan proceeds from three nonrelated parties of which only $60,862 is still outstanding. The Company has/had several small loans with the various lenders. The lenders are/were former business acquaintances of our founder and executive officer. Each of the loans entered into by the Company were made in order to fund working capital expenditures. The loans are/were unsecured and carry/ied no interest rate or specific repayment terms. The Company with the close of its direct public offering was able to repay $21,000 of these loans to two of the nonrelated parties.

NOTE 8 - INCOME TAXES

As of June 30, 2018 and March 31, 2018, the Company had net operating loss (“NOL”) carry forwards of $249,116 and $234,463, respectively. The NOL carryforwards may be available to reduce future years’ taxable income through 2037 and 2036, respectively.

	As of June 30, 2018	As of March 31, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$87,191	$82,062
Other	-	-
Gross deferred tax assets	87,191	82,062
Valuation allowance	(87,191)	(82,062)

Net deferred tax assets	$-	$-

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 8 - INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods presented and as of June 30, 2018:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Effective income tax rate and the new tax law. Our effective income tax rate was (0.0%) for the three-month periods ended June 30, 2018 and 2017. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower enacted corporate tax rate resulted in no current difference in income tax expense. We are still in process of evaluating the income tax effect of the Act with respect to any other limitations that become effective for our fiscal year 2019.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after June 30, 2018 through the date that these financial statements were issued. No events were determined to be reportable.

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

Operations

ABP was incorporated under the laws of the State of Nevada on March 31, 2016, at which time it acquired the hair-care formula that its business is based upon. The Company believes this formula can be used to develop at least six distinct beauty products. As of August 13, 2018, we had one employee, our founder and president, Barbara Chardi and four outside consultants. From March 31, 2016 (date of inception) through June 30, 2018, Ms. Chardi on average has devoted a minimum of fifteen (15) hours per week as necessary for business operations, product research and product development. As of the date of this Report we believe Ms. Chardi will continue to provide these services at no cost to the Company. Ms. Chardi will devote as much time as necessary as we near product launch. The four consultants we work with, assist Ms. Chardi in the R&D efforts, as well as the marketing and sales efforts for the Company’s products. The outside consultants provide their services on an as-needed basis and work directly for various businesses based in San Diego, California. These services could be easily replaced with the services of others in the industry depending on our ability to achieve the necessary financing.

The Company issued 5,500,000 shares of its common stock to Ms. Chardi in exchange for organizational services incurred upon incorporation. (See Note 1 to the Company’s financial statements.) We received the product formula soon thereafter for which we did not pay any consideration. The Allegro Organics formula when combined with other all-natural ingredients provides a multitude of product possibilities, each of which we believe will share key ingredients. Based on initial research, testing and development, we believe our proprietary formula already lends itself to six different products. From here, we hope to grow the number of products stemming from the same product formulation. Formula mixtures will be the foundation for cleansers, conditioners, toners, and styling creams, all of which are the core of our intended product offerings.

ABP is a development stage company and has no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

As of June 30, 2018, we had limited assets which consist of cash ($2,103), prepaid expenses ($0) and fixed assets, net of depreciation ($269), totaling $2,372. We expect to increase the overall amount of our assets in the next few months as we further develop our product line with capital investment in inventory as well as fixed assets such as machinery for production and packaging. In order to fund the development of our new hair-care business and to meet working capital needs over the next 12 months, we will attempt to secure funding from the sale of common stock or debt financing through third-party investors, distributors and/or manufactures involved in the natural hair-care industry. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

We are developing a line of all-natural, organic hair-care products based on our Allegro Organics formula. Our operations commenced due to the efforts of our founder as well as funding from sources associated with our founder. Our founder and president, Ms. Chardi, has limited professional and industry experience in developing hair-care products. As such, it is our goal to re-imagine the Allegro Organics formula amidst numerous and readily available natural ingredients to develop products with the help of independent contractors. After our initial products are fully developed and ready for market, we will seek to arrange for them to be manufactured by third-party manufacturers that focus on all-natural and organic products. We do not intend to self-manufacture our products. We will identify, through Ms. Chardi and others in the hair-care business, manufacturers that may be willing to engage in the manufacture and packaging of our hair-care products through a single-source manufacturing agreement or through contract manufacturing. Additionally we shall seek the assistance of certain product designers or consultants to develop the packaging for our products. We anticipate that our line of hair-care products will consist of six separate products, available for sale to the retail market sometime in late 2018 or early 2019 although no assurances can be given that we will achieve or come close to achieving this goal.

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

In order to further our plan of operations, we will need to secure additional financing of between $50,000 and $100,000 before the second half of 2018 or first half of 2019. If we are not successful in securing this capital, we will not be able to proceed with our business plan as contemplated. Our plan of operations requires us to establish additional sources of capital to fulfill our operational requirements. These funds will go towards the development, production and finished goods completion of products for the commercial market to ultimately generate sufficient sales. Alongside the further development of our product line, we will continue to pursue additional sources of financing and attempt to establish a public market for our common stock, which may then allow us to seek financing from sources that would not be available to us if we were private. Accordingly, we may be able to negotiate from strength in pursuing financing or agreements with vendors, manufacturers, and capital sources. We cannot predict the likelihood or timing of any success from our intended actions.

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

We believe our product offering could begin to generate limited revenues within 120 to 150 days after we receive additional financing despite our recently completed direct public offering. Continued business growth through product placement and marketing is critically conditioned upon receiving additional financing as our current resources are predicated upon the Company obtaining additional financing either through debt or equity. If we are not able to obtain sufficient capital, we will likely not meet or achieve even our basic objectives. To make material progress in operations, we need to secure an additional $50,000 beyond our successful direct public offering of $55,000 (net to the Company). In order to fulfill objectives for each phase, we need to secure $100,000. Even if we are able to raise the $100,000 of additional financing, we may not be able to pursue some of our goals or action steps due to the difficulty in hiring or obtaining resources to carry out some phases of development. We may have to defer the pursuit of the next phases of our business or consider an alternative means, which will continue to push back our schedule. In that case, we will be forced to proceed on a piecemeal basis using exclusively the services of our president and chief executive officer, limiting the use of outside contractors, when and if funds are available. Our president and chief executive officer devotes at least fifteen (15) hours per week to our continued business efforts. There is no realistic way to predict the timing or completion of our business plan if we are unable to raise the additional and necessary levels of financing.

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

Result of Operations for the Three Months ended June 30, 2018 and for the Three Month period ended June 30, 2017

Expenses

Expenses for the Three Months ended June 30, 2018 and for the Three Month period ended June 30, 2017 was $14,653 and $41,568, respectively. Product development costs for the Three Months ended June 30, 2018 and for the Three Month period ended June 30, 2017 were $7,993 and $30,141, respectively. The Company for the Three Months ended June 30, 2018 and for the Three Month period ended June 30, 2017 incurred $6,643 and $11,421, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Three Month ended June 30, 2018 and for the Three Month period ended June 30, 2017 incurred $17 and $6 in depreciation expense, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the Three Months ended June 30, 2018 and for the Three Month period ended June 30, 2017 was $14,653 and $41,568, respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted loss per share

Basic and diluted loss per share for the Three Months ended June 30, 2018 and for the Three Month period ended June 30, 2017 was $0.00 and $0.01 per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 5,500,000, respectively, for the periods presented.

Liquidity

A significant portion of the amount received from the offering was used to pay for expenses associated with the offering. We estimated those costs to be $30,000. Deferred offering costs of approximately $31,000 were paid in full. We tendered approximately $12,000 in non-related party loans and vendor payables from the proceeds of the offering. We have approximately $2,000 in cash left and $0 in prepaid expense from our offering proceeds for working capital purposes.

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

As of June 30, 2018, we owed approximately $221,000 in connection with organizational costs, product development costs, and expenses associated with our recently completed direct public offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of June 30, 2018. As of June 30, 2018, we owed approximately $158,000 to vendors for costs associated with our product line and business development. Our vendors bill us on a monthly basis for their services. Invoices are usually calculated based on the total amount of time the vendor spends on our activities. To date vendor services are primarily for product development and consulting services related to business development.

As of June 30, 2018, we owe $1,200 in connection with an interest-free demand loan from our founder. Ms. Chardi has no formal agreement or understanding with the Company concerning this loan. As of June 30, 2018, we owe approximately $60,000 in connection with several interest-free demand loans from an unrelated party. These interest-free demand loans were primarily made up of several mini-loans sought from unrelated parties. The lenders are Ms. Chardi’s former business associates who agreed to loan funds as necessary to be used for working capital purposes. The loans are interest free with no specific repayment terms; we believe that based on our founder’s pre-existing relationship with each, they have confidence that repayment will be made sometime in the future. Loan proceeds were used primarily as payment towards legal fees, accounting fees, consulting fees and other expenses for purposes of developing and improving our hair-care product line and other activities. The Company will continue to seek to delay any payments on the remaining demand loans as long as possible and practicable. We have not had any formal conversations with our lenders or our vendors.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

THE SECURITIES ISSUED BY THE COMPANY INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ ALL OF THE COMPANY’S FILINGS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

1.ABP has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

ABP is an early stage company and has virtually no financial resources. As of June 30, 2018 and March 31, 2018 we had a negative working capital balance of $219,359 and $204,724, respectively, and stockholders’ deficit of $219,090 and $204,437, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the three months ended June 30, 2018, the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Despite developing a substantial portion of our business prior to inception, we were formally incorporated on March 31, 2016. Most of our efforts to date have been related to developing our business plan, creating, modifying and testing of our product formulas, which will make up a significant part of our product line, expanding business operations and the pursuit of our completed direct public offering. As of June 30, 2018, we had no operating revenues and have distributed only a limited number of samples to end-users. We face a high risk of business failure.

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

None for the period ending June 30, 2018

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

ALLEGRO BEAUTY PRODUCTS, INC.
(Registrant)

Date: August 13, 2018	By:	/s/ Barbara Chardi
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

Signatures	Title(s)	Date

/s/ Barbara Chardi Barbara Chardi	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	August 13, 2018