Form 10-Q
period 2018-09-30
ALLEGRO BEAUTY PRODUCTS INC
filed 2018-10-29
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-214549

ALLEGRO BEAUTY PRODUCTS, INC

(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 HAMANOFIM STREET, HERZLIYA PITUACH	46722562 ISRAEL
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-3-612-6966

2101 29TH ST, SAN DIEGO, CA 92104
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

The number of shares of the registrant’s common stock outstanding as of October 29, 2018 was 8,025,000 shares.

ALLEGRO BEAUTY PRODUCTS, INC.

Part I. Financial Information

Item 1.Interim Financial Statements (unaudited)

ALLEGRO BEAUTY PRODUCTS, INC.

BALANCE SHEETS

	September 30, 2018	March 31, 2018
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$72	$4,986
Prepaid expense	-	74
Total Current Assets	72	5,060

Fixed assets	-	287

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	-	-
Total Other Assets	-	-
TOTAL ASSETS	$72	$5,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,275	$149,500
Accrued expense	-	1,600
Loan – related party	400	1,000
Loans – nonrelated parties	-	57,684
TOTAL LIABILITIES	5,675	209,784

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018	8,025	8,025
Additional paid in capital	23,201	22,001
Retained deficit	(36,829)	(234,463)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,603)	(204,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$72	$5,347

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

STATEMENT OF OPERATIONS

	For the six months ended September 30, 2018	For the six months ended September 30, 2017	For the three months ended September 30, 2018	For the three months ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-
	-	-	-	-
Expenses:
Depreciation expense	34	23	17	17
Product development costs	6,643	21,921	-	10,500
Consulting and other administrative costs	16,599	52,508	8,606	22,366
	23,276	74,452	8,623	32,883
Other Income/(Expense):
Gain on sale of assets	9,748	-	9,748	-
Debt forgiveness	211,162	-	211,162	-
Other expense	-	-	-	-
	220,910	-	220,910	-

Income/(loss) before provision for income taxes	197,634	(74,452)	212,287	(32,883)

Provision for income tax	-	-	-	-

Net income/(loss)	$197,634	$(74,452)	$212,287	$(32,883)

Basic and diluted income/(loss) per share	$0.02	$(0.01)	$0.03	$(0.01)

Weighted average common shares outstanding - basic and diluted	8,025,000	6,071,000	8,025,000	6,636,000

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

STATEMENT OF CASH FLOWS

	For the six months ended September 30, 2018		For the six months ended September 30, 2017

	(unaudited)		(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$197,634		$(74,452)
Depreciation and amortization expense	34		23
Gain from sale of assets	(9,748)		-
Debt forgiveness	(211,162)		-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	74		(21,144)
Change in deferred offering costs	-		24,042
Change in accounts payable	13,575		65,900
Change in accrued expense	(1,600)		-
Net Cash Provided by (Used in) Operating Activities	(11,193)		(5,631)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-		(344)
Net Cash (Used in) Investing Activities	-		(344)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from direct public offering	-		55,000
Deferred offering costs offset to additional paid in capital	-		(30,474)
Loan proceeds from related party	600		300
Loan repayment to nonrelated parties	(500)		(21,000)
Loan proceeds from nonrelated parties	6,179		13,564
Net Cash Provided by (Used In) Financing Activities	6,279		17,390
CHANGE IN CASH	(4,914)		11,415
CASH AT BEGINNING OF PERIOD	4,986		330
CASH AT END OF PERIOD	$72		$11,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-		$-
Income taxes	$1,600		$-

Non-cash investing and financing activities:
Vendor account payment for fixed asset and intangible assets	$10,000	$
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$1,200	$
Return to treasury – common stock at no cost	$-		$-

See notes to the financial statements.

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 1 - ORGANIZATION

Allegro Beauty Products, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder at inception in exchange for organizational services. The Company purchased a business plan, product/inventory, and proprietary formulas at no charge from its founder.

The Company was engaged in the business of developing, manufacturing, marketing and selling of an all-natural organic products collection. A hair care line combining science with nature forming an advanced hair care treatment regimen. The Company sold it rights to certain intellectual property, a hair revitalizing formula that was the main ingredient in the Company’s hair care collection. These rights and certain other assets of the Company were sold to a vendor.

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, former president and chief executive officer. Total liabilities at the time approximated $225,000. The board of directors nominated Mr. Alon Elbaz to the board of directors on August 29, 2018.

On September 4, 2018, the Company, reported on Form 8-K that as of August 29, 2018, Mr. Elbaz was appointed as Chief Executive Officer, and Ms. Limor Mamon was appointed as Chief Financial Officer. Both Mr. Elbaz and Ms. Mamon serve in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd., an Israeli company. It is the intent of the majority shareholder to expand its operations to the United States of America and the North American continent with the Company as its operational entity.

On September 17, 2018, the board of directors and a majority of shareholders of record approved the change of name from Allegro Beauty Products, Inc. to NetPay International, Inc. to better reflect the Company’s business since the Change in Control transaction. On or about October 16, 2018, the Company mailed an Information Statement to all of its shareholders informing the shareholders that the holders of a majority of the outstanding shares of the Company’s common stock executed a written consent in lieu of a special meeting approving an amendment to the Company’s Articles of Incorporation to change the name of the Company to NetPay International, Inc. The effective date of the name change will be November 7, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting - The financial statements are prepared using the accrual method of accounting. The Company elected a March 31st, year-end.

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

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f. Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

m. Interim financial statements (September 30, 2018 (unaudited)) and basis of presentation - The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended March 31, 2018 and notes thereto contained.

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $5,600 and an accumulated deficit of $36,800 at September 30, 2018. As of September 30, 2018, we have not generated any revenue and have no committed sources of capital or financing.

While the Company has changed its business operations and objectives to reflect the majority shareholder’s business, the Company’s cash position may not be significant enough to support the Company’s operations. Management believes the actions presently being taken by the Company to implement its revised business plan, generate revenues will provide the Company the opportunity to continue as a going concern. While the Company believes in the viability of its revised business strategy, the ability to realize revenues and/or its ability to raise additional funds is necessary to continue as going concern, there can be no assurances that it will be successful in either. Historically, the Company has relied upon loans to finance its operations and growth. The Company believes with the financial support and backing of its majority shareholder that financing and operational expenses will be available to it. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

The Company issued 5,500,000 shares of its common stock to its founder for organizational services. These services at the time were valued at $5,500.

The Company filed a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on June 27, 2017. This allowed the Company to solicit investors for investment in a public offering of $55,000. The Company sold 2,750,000 shares of its common stock to 30 investors who paid $0.02 per share. The Company’s public offering closed on August 23, 2017. During March of 2018, 225,000 shares were returned to treasury by certain shareholders for no consideration. The Company recognized a reduction in common stock and additional paid in capital of $225, respectively.

With the Change in Control transaction (see Note 1 – Organization) our founder, a former officer and former director, settled certain outstanding debts of the Company resulting in forgiveness of that certain debt; the Company recognized a one-time increase to additional paid in capital of $1,200. This occurred on or about August 29, 2018.

At September 30, 2018, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 5 - DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to our proposed common stock offering. Deferred offering costs were offset against the proceeds of the public offering upon completion. On August 23, 2017 deferred offering costs of $30,474 were credited against additional paid in capital. As of September 30, 2018 and March 31, 2018 deferred offering costs was none and none, respectively.

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 6 - LOANS - RELATED PARTY

Through September 30, 2018 the Company had received $1,200 in loan proceeds from our founder. This loan was unsecured and carries no interest rate or repayment term. For the period ended September 30, 2018, the Company received $400 from its majority shareholder to pay for expenses associated with its business operations. The short term funding is unsecured and bears no interest or repayment term.

With the Change in Control transaction (see Note 1 – Organization) our founder, a former officer and former director, settled certain outstanding debts of the Company resulting in forgiveness of that certain debt; the Company recognized a one-time increase to additional paid in capital of $1,200. This occurred on or about August 29, 2018.

NOTE 7 - LOANS - NONRELATED PARTIES

Through September 30, 2018 the Company received loan proceeds from three nonrelated parties of which none is outstanding. The Company had several small loans with these lenders. The lenders were former business acquaintances of our founder. Each of the loans entered into by the Company were made in order to fund working capital expenditures. The loans were unsecured and carried no interest rate or specific repayment terms. The Company with the close of its public offering was able to repay $21,000 of these loans.

With the Change in Control transaction (see Note 1 – Organization) our founder, a former officer and former director, guaranteed the settlement of certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized debt forgiveness of approximately $63,300 related to these nonrelated party loans. This occurred on or about August 29, 2018.

NOTE 8 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

With the Change in Control transaction (see Note 1 – Organization) our founder, a former officer and former director, guaranteed the settlement of certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized total debt forgiveness of approximately $211,100. This occurred on or about August 29, 2018.

The Company during the period ended September 30, 2018 recognized a reduction in accounts payable from vendors of $147,800 and debt forgiveness from certain nonrelated parties of $63,300. No consideration was paid towards the debt forgiveness.

In connection with the Change in Control transaction (see Note 1 – Organization) our founder, a former officer and director guaranteed the settlement of certain outstanding debts of the Company resulting in the sale of certain assets of the Company in exchange for an accounts payable of $10,000. This resulted in the Company recognizing a gain on sale of assets of approximately $9,700. These assets consisted of certain intellectual property of the Company and fixed assets that had been fully depreciated.

NOTE 9 - INCOME TAXES

As of September 30, 2018 and March 31, 2018, the Company had net operating loss (“NOL”) carry forwards of none and $234,463, respectively. The NOL carryforwards may be available to reduce future years’ taxable income through 2037 and 2036, respectively.

	As of September 30, 2018	As of March 31, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$-	$82,062
Other	-	-
Gross deferred tax assets	-	82,062
Valuation allowance	-	(82,062)

Net deferred tax assets	$-	$-

ALLEGRO BEAUTY PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 9 - INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods presented and as of September 30, 2018:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Effective income tax rate and the new tax law. Our effective income tax rate was (0.0%) for the three-month periods ended September 30, 2018 and 2017. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower enacted corporate tax rate resulted in no current difference in income tax expense. We are still in process of evaluating the income tax effect of the Act with respect to any other limitations that become effective for our fiscal year 2019.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after September 30, 2018 through the date that these financial statements were issued. The following events were determined to be reportable.

On September 17, 2018, the board of directors and a majority of shareholders of record approved the change of name from Allegro Beauty Products, Inc. to NetPay International, Inc. to better reflect the Company’s business since the Change in Control transaction. On or about October 16, 2018, the Company mailed an Information Statement to all of its shareholders informing the shareholders that the holders of a majority of the outstanding shares of the Company’s common stock executed a written consent in lieu of a special meeting approving an amendment to the Company’s Articles of Incorporation to change the name of the Company to NetPay International, Inc. The effective date for the name change will be November 7, 2018.

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

The Company

Allegro Beauty Products, Inc. (the “Company” or "NetPay") was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder in exchange for organizational services incurred upon incorporation. Upon incorporation, the Company acquired the hair-care formula that its business had been based upon. The Company had believed this formula would be able to be used to develop at least six distinct beauty products. The Company had been engaged in the business of developing, manufacturing, marketing and selling of an all-natural organic products collection. A hair care line combining science with nature forming an advanced hair care treatment regimen. The Company sold the rights to certain intellectual property relating to a hair revitalizing formula that was the main ingredient in the Company’s hair care collection. These rights and certain other assets of the Company were sold to a vendor.

Recent Developments

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, former president and chief executive officer. Total liabilities at the time approximated $225,000. The board of directors nominated Mr. Alon Elbaz to the board of directors on August 29, 2018.

On September 4, 2018, the Company, reported on Form 8-K that as of August 29, 2018, Mr. Elbaz was appointed as Chief Executive Officer, and Ms. Limor Mamon was appointed as Chief Financial Officer. Both Mr. Elbaz and Ms. Mamon serve in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd., an Israeli company. It is the intent of the majority shareholder to expand its operations to the United States of America and the North American continent with the Company as its operational entity.

On September 17, 2018, the board of directors and a majority of the shareholders of record approved the change of name from Allegro Beauty Products, Inc. to NetPay International, Inc. to better reflect the Company’s business since the Change in Control transaction. On or about October 16, 2018, the Company mailed an Information Statement to all of its shareholders informing the shareholders that the holders of a majority of the outstanding shares of the Company’s common stock executed a written consent in lieu of a special meeting approving an amendment to the Company’s Articles of Incorporation to change the name to NetPay International, Inc. The effective date of the name change will be November 7, 2018. The Company for all intent and purposes is rebranding itself as NetPay pending the final name change which will occur after this report is filed.

Plan of Operations

As of October 29, 2018, we have two employees, our President and Chief Executive Officer, Mr. Alon Elbaz, and our Chief Financial Officer, Ms. Limor Mamon. NetPay is a development stage company and has little to no financial resources besides shareholder loans from our majority shareholder. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

As of September 30, 2018, we had limited assets which consist of cash ($72). We expect to increase our assets over the next few months as we further develop our payment process business with capital investment as well as fixed assets such as computer and management information systems to improve and secure our services. In order to fund our activities over the next 12 months, we will attempt to secure funding from our majority shareholder, Compunet Holdings AA Ltd., an Israeli company, and from Mr. Elbaz. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

Netpay EUR Limited (“Netpay Europe”) is a premier Payment Service Provider. Founded in 1998, Netpay Europe has built a credit card clearing service based on state-of-the-art technologies. Netpay Europe evolved over the years to better satisfy and understand the needs of e-commerce and the payment industry. Netpay Europe acts as a one-stop-shop for e-commerce merchant’s payments needs by providing secure and innovative payment solutions and enhanced services. Netpay Europe’s goal is to support and protect the interests of its customers by providing industry leading technology combined with lasting premier-quality service. Netpay Europe has been providing secure and safe credit card clearing services for years. These services are easy to use and include innovative payment solutions. Based on Netpay Europe’s technology, transactions may be completed speedily and simply, with stringent data-security standards. Netpay Europe’s tech-team has been working for more than twenty years to improve systems for merchant needs, with a focus on risk management. Netpay Europe offer businesses a complete turn-key solution, and acts as a one-stop-shop for all merchants’ payment needs.

In order to achieve Netpay Europe’s global business goals, Compunet Holdings AA Ltd., a company controlled by Mr. Alon Elbaz (Netpay Europe’s founder and Chief Executive Officer), acquired Allegro Beauty Products, Inc., a public traded and reporting company in the United States of America. Under the guidance of Mr. Elbaz and Netpay Europe, the Company believes that it will be able to establish and acquire a payment facilitator license (or PayFac). This will allow the Company to become a sub-merchant account for a merchant service provider in order to provide payment processing services to merchant clients, particularly in the e-commerce marketplace. A payment facilitator license will allow the Company to offer merchant services on a sub-merchant platform. Allowing sub-merchants to be on-boarded under the master of the Company, which will be sponsored by a bank or financial institution.

Put simply, the Company has set out to build a payment facilitator model for streamlining merchant services within the U.S. as well as partnering with Netpay Europe’s well-established international business. As a payment facilitator, the Company will eliminate the need for individual merchants to establish a traditional merchant account. In the payment facilitator model, a software provider registers with an acquirer to provide payment services to sub-merchants that utilize their software. By registering as a payment facilitator with an acquirer, the software provider acts as a “master” merchant account provider, including the onboarding of sub-merchants under its own account in order to facilitate payment transactions for the sub-merchants.

In this model there are three main parties involved: The acquirer, the payment facilitator (the Company), and the sub-merchant. It’s the acquirer’s job to provide overall structure for operations while the Company acts as the go-between with the acquirer and the sub-merchants. The sub-merchants will operate underneath the Company. The acquirer works with the Company to get these sub-merchants running and servicing their payment needs. This includes application administration and the underwriting process, working out pricing agreements and facilitating payment technology integration. The acquirer is responsible for monitoring the Company’s compliance with operating regulations and ensuring due diligence when the Company on-boards (signs-on) sub-merchants. The Company will undergo a comprehensive process in order to register with an acquirer, including integrating the payment technology and infrastructure needed. The Company will assume all risk and liability for its sub-merchants. Industry standards are that sub-merchants sign up with payment facilitators in order to be able to accept payments from their customers.

The greatest benefit of the Company’s payment facilitator model will be the ability to simplify and streamline the merchant account enrollment and onboarding process by offering a complete, white-label payment processing solution. This will lead to more control over the processing experience, higher merchant conversion rates, and the opportunity to earn more revenue from credit card processing for the sub-merchant. This process has been achieved and obtained by Netpay Europe and its management, and Netpay Europe intends on providing that knowledge and service to the US through the Company.

The greatest challenge to the Company’s payment facilitator model will be the level of responsibility the Company as a payment facilitator will be required to assume with the acquirer. This includes greater liability for fraud, chargebacks, and data breaches; the resources to build or purchase payments technology; and the ability to meet compliance mandates and ever changing regulatory rules.

We anticipate that our new business will begin to generate sales of services during 2019, although no assurances can be given that we will achieve this goal. The launch of our new business will depend on our ability to obtain sufficient financing.

In order to further our plan of operations, we will need to secure additional financing of approximately $3,000,000. If we are not successful in securing this capital, we will not be able to proceed with our business plan as contemplated. Our plan of operations will require us to establish additional sources of capital to fulfill our operational requirements if we do not obtain sufficient financing from our majority shareholder. These funds will go towards building out the US operations to ultimately generate sufficient sales.

Alongside the further development of our business activities, we will continue to pursue additional sources of financing and attempt to establish a public market for our common stock, which may then allow us to seek financing from sources that would not be available to us if we were private. Accordingly, we may be able to negotiate from strength in pursuing financing or agreements with vendors, manufacturers, and capital sources. We cannot predict the likelihood or timing of any success from our intended actions.

Our goal as stated above is for the Company to become a leading payment facilitator in the United States. Alliances with Netpay Europe will assist us in achieving that goal. We currently have no sources of financing nor commitments for financing beyond verbal commitments from our majority shareholder. There are no assurances we will obtain sufficient financing or resources from others or enter into beneficial agreements with others in our industry. Our only sources of capital at this time are loans from the majority shareholder, investment by others, and our recently completed offering. We believe that we must raise additional capital or debt financing in order to fully execute and implement our business strategy and develop our proposed services.

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We currently received $400 in loans from our majority shareholder. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

Securing additional financing is critical to implementation of our timeline. If and when we obtain the required additional financing, we should be able to take our business plan through the necessary steps.

In the event we are unable to raise any additional funds we will not be able to pursue our business plan, and we may fail entirely.

We currently have no committed sources of financing besides the verbal commitment from our majority shareholder to provide us with financing in the short term until we are able to obtain reliable sources of financing.

Other

As a corporate policy, we do not intend to incur obligations that we cannot satisfy with known resources. We do not intend to incur any obligation that needs to be satisfied with cash payments in the short-term unless we have a secure funding source to pay. We believe the perception that many people have of a public company makes it more likely that they will accept restricted securities as consideration for indebtedness owed to them than they would from a private company. We have not performed any studies of this matter. Our belief is based solely on the advice and informal consultation with professionals whom we know have public company experience. Being a public company may afford the business (management and its shareholders) with a higher degree of recognition than would be typically attained as a small private (or non-public) company and may increase its ability and/or options to obtain financing for growth. In addition, we believe being a public company increases our opportunities to raise funds and to pay vendors by issuing restricted stock rather than cash.

However, there can be no assurances that we will be successful in any of these efforts. Additionally, issuance of restricted stock would dilute the percentage of ownership for all of our stockholders.

Result of Operations for the Six Months ended September 30, 2018 and for the Six Month period ended September 30, 2017

Expenses

Expenses for the Six Months ended September 30, 2018 and for the Six Month period ended September 30, 2017 was $23,276 and $74,452, respectively. Product development costs for the Six Months ended September 30, 2018 and for the Six Month period ended September 30, 2017 were $6,643 and $21,921, respectively. The Company for the Six Months ended September 30, 2018 and for the Six Month period ended September 30, 2017 incurred $16,599 and $52,508, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Six Month ended September 30, 2018 and for the Six Month period ended September 30, 2017 incurred $34 and $23 in depreciation expense, respectively.

Other Income/(Expense)

Other income/(expense) for the Six Months ended September 30, 2018 and for the Six Month period ended September 30, 2017 was $220,910 and none. The Company for the Six Months ended September 30, 2018 recognized a gain on sale of assets of $9,748. This was a one-time sale of assets. The Company for the Six Months ended September 30, 2018 realized income from the forgiveness of certain debts of the Company. This amounted to $211,162 and was associated with the Change in Control transaction that occurred on or about August 23, 2018. Both of these transactions are considered one-time transactions and are not expected to occur again.

Income/(Loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Six Months ended September 30, 2018 and for the Six Month period ended September 30, 2017 was $197,634 and $(74,452), respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Six Months ended September 30, 2018 and for the Six Month period ended September 30, 2017 was $0.02 and $(0.01) per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 6,071,000, respectively, for the periods presented.

Result of Operations for the Three Months ended September 30, 2018 and for the Three Month period ended September 30, 2017

Expenses

Expenses for the Three Months ended September 30, 2018 and for the Three Month period ended September 30, 2017 was $8,623 and $32,883, respectively. Product development costs for the Three Months ended September 30, 2018 and for the Three Month period ended September 30, 2017 were none and $10,500, respectively. The Company for the Three Months ended September 30, 2018 and for the Three Month period ended September 30, 2017 incurred $8,606 and $22,366, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Three Month ended September 30, 2018 and for the Three Month period ended September 30, 2017 incurred $17 and $17 in depreciation expense, respectively.

Other Income/(Expense)

Other income/(expense) for the Three Months ended September 30, 2018 and for the Three Month period ended September 30, 2017 was $220,910 and none. The Company for the Three Months ended September 30, 2018 recognized a gain on sale of assets of $9,748. This was a one-time sale of assets. The Company for the Three Months ended September 30, 2018 realized income from the forgiveness of certain debts of the Company. This amounted to $211,162 and was associated with the Change in Control transaction that occurred on or about August 23, 2018. Both of these transactions are considered one-time transactions and are not expected to occur again.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Three Months ended September 30, 2018 and for the Three Month period ended September 30, 2017 was $212,287 and $(32,883), respectively. The Company did not record a provision for either period presented. We have not generated any revenues from our intended hair-care products business.

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Three Months ended September 30, 2018 and for the Three Month period ended September 30, 2017 was $0.03 and $(0.01) per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 6,636,000, respectively, for the periods presented.

Liquidity

A significant portion of the amount received from the offering was used to pay for expenses associated with the offering. We estimated those costs to be $30,000. Deferred offering costs of approximately $31,000 were paid in full. We have little cash left from our offering proceeds for working capital purposes.

Most of our resources and efforts had been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. We currently owe our majority shareholder $400 as payment for expenses incurred subsequent to the Change in Control transaction. We expect this amount to increase substantially over the next 12 months.

Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to commence the launch of our new business for 2019/2020. However, other obstacles may prevent us from launching our new business despite the availability of funding and our efforts. If we are unable to raise additional funds, loans may have to be provided by our majority shareholder to the extent that it is capable and willing to provide such funds. We do not have any oral or written agreements in place with our majority shareholder or any third parties for such funds and cannot provide any assurances that we will be able to obtain such funds.

Private capital, if sought, will most likely be sought from business associates of our executive officers or a network of private investors referred to us by those same business associates. To date, we have not sought any significant funding source, other than from sources that have provided loans to us already, and we have not authorized any persons or entities to seek funding on our behalf. If a market for our common stock does develop, of which there can be no assurances, we may use our restricted shares to compensate others whenever possible. We cannot predict the likelihood of a source of capital or that funds needed to complete our planned business objectives will be obtained or identified.

We embarked upon an effort to become a public company and, by doing so, incurred significant expenses for legal, accounting and related services. As a public entity, we are subject to the reporting requirements of the Exchange Act, certain ongoing expenses will be incurred. These consist of various professional services along with a host of other expenses that surround the preparation of annual and quarterly reports as well as proxy statements. We estimate these costs can be more than $50,000 per year and may be even higher if business volume and activity increases.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities beyond our recently completed direct public offering. We intend to seek additional financing from associates of our executive officers as well as from our current lenders in order to further fund our working capital needs, especially in instances where we cannot defer payment.

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

Seasonality

We have not generated any revenues so we have no direct experience with seasonality for our business. We do not expect our planned business operations as currently outlined will be affected by seasonality.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers, its Principal Executive Officer, its Principal Financial Officer and Principal Accounting Officer, has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

Our Chief Executive Officer, Alon Elbaz, and Principal Financial Officer, Limor Mamon, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Elbaz and Ms. Mamon concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

Item 1a – Risk Factors

The following risk factors should be considered in connection with an evaluation of our business as described in Plan of Operations:

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

Risks Related to the Business

1.NetPay has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

NetPay is an early stage company and has virtually no financial resources. As of September 30, 2018 and March 31, 2018 we had a negative working capital balance of $5,603 and $204,724, respectively, and stockholders’ deficit of $5,603 and $204,437, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the six months ended September 30, 2018, the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.NetPay is and will continue to be completely dependent on the services of our executive officers, Mr. Elbaz and Ms. Mamon; the loss of their services may cause our business operations to cease.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Elbaz and Ms. Mamon. They are under no contractual obligation to remain employed by us. If they should choose to leave us for any reason or if they become ill and are unable to work for an extended period of time before we have hired additional personnel or a replacement, our operations may likely fail. Even if we are able to find additional personnel or a replacement, it is uncertain whether that person(s) could continue to develop our business along the lines described in this report. The interruption of services of Mr. Elbaz and Ms. Mamon will have a material adverse effect on the Company's future operations, potential profits and development, if suitable replacements are not promptly obtained. We most likely will fail without the services of Mr. Elbaz and Ms. Mamon or an appropriate replacement(s).

3.No assurance can be given that NetPay will be able to attract and retain qualified employees and consultants.

The Company's success depends, in part, upon its ability to attract and retain talented personnel to work with Mr. Elbaz and Ms. Mamon and grow the business. No assurance can be given that the Company will be able to 1) retain our employees that we currently have; and 2) attract and retain such personnel necessary for the development and success of the Company’s business. Correspondingly, no assurance can be given that any key personnel would accept compensation other than cash for their services in the future.

4.We face a high risk of business failure.

Despite the Change in Control transaction and plan of operations laid out, as of September 30, 2018, we had no operating revenues. Therefore, we face a high risk of business failure.

5.We operate in a highly competitive market and therefore face a high risk of business failure or at the very least a competitive disadvantage.

We are aware of many competitors to our planned business operations.

Our success in this industry will be largely dependent on our ability to distinguish and establish a need for our services. Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, customer service, and results.

6.Because we will be dependent on advertising and marketing firms, we will be at a competitive disadvantage to companies having greater resources to pay larger fees or to companies with dedicated in-house departments for these purposes.

We will need to be strategic in placing quality advertisements that will reach the maximum number of target customers, all while staying within our limited budget. We do not know if we will be able to obtain optimal advertising placement within our projected budget, which will likely be limited, or even find advertising placement for that matter. We may be pushed out of advertising opportunities typically reserved for companies with larger budgets and greater financial resources.

There is no guarantee that we will have adequate financial resources to retain advertising or marketing firms. As a result, we may be left with attempting to market our services ourselves or using advertising and marketing firms with less experience but who charge less than those firms with more valuable connections and resources. Even if we are able to retain advertising or marketing firms, the ability to obtain advertising slots in various forms of media (online, print, radio, television, etc.) will be entirely reliant upon the expertise and capabilities of the advertising and/or marketing firms that we hire, as well as our available budget to initiate such marketing campaigns, which again may be limited.

7. We have had no sales to date, and can give no assurance that there will ever be any sales in the future.

The Company has yet to launch its new business, and accordingly we have not generated any revenues. There is no guarantee that we will ever develop commercially viable products and services. To become profitable, we will have to successfully develop, market and sell our products and services. There can be no assurance that our business development efforts will be completed or successful, that we will be able to market and sell our products and services at an acceptable cost and acceptable quality, that our products and services can be successfully marketed, or that there will be a market with customers willing to purchases our products and services. We currently do not expect to receive revenues from the sale of products and services until sometime in 2019, if ever.

8.There is no guarantee that we will obtain a payment facilitator license or that our services will gain sufficient acceptance by customers and users in the e-commerce marketplace.

We have not yet obtained a license to operate in the United States as a payment facilitator and have not yet commercially launched the offering of our services. There can be no assurance that we will obtain a payment facilitator license or that our services will gain broad acceptance among prospective customers or users.

Unless we can achieve a sufficient following of customers and merchants who will purchase and use our services, we will not operate profitably and may have to cease our operations. No assurance can be given that our services will achieve sufficient acceptance in the e-commerce marketplace.

9.Regulatory and legal uncertainties could harm our business.

We believe that our business is subject to material regulation under the laws of the United States and the states in which we plan to market our services. Laws and regulations often differ materially between states, and within individual states, and such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

10.We became subject to the periodic reporting requirements of the Exchange Act. This requires us to incur audit fees and legal fees in connection with the preparation of such periodic reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will perform a review of our quarterly (or interim) financial statements and perform an audit of our annual financial statements. Our legal counsel will need to review and assist our management in the preparation of these periodic reports. The costs charged by professionals for such services cannot be accurately predicted because factors such as the number and types of financial transactions that we engage in and the complexity of our financial reports cannot be determined at this time. These factors will determine the amount of time to be spent by our auditors and attorney performing these functions. We currently estimate annual maintenance and compliance costs of the periodic reporting to be upwards of $50,000 per year. Such costs will obviously be an additional expense to our operations and thus will have a negative effect on our ability to meet overhead requirements and ultimately earn a profit.

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

11.Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

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

12.The costs of being a public company could result in the inability to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control system over our financial reporting. The costs of complying with being a public company could be significant and may preclude us from seeking financing or equity investment on acceptable terms. We estimate these costs to be $50,000 per year and may be even higher if our business volume and financial activity increases. Our estimate of costs does not include the necessary compliance, documentation and reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization. Our costs also stand to increase once we lose our “emerging growth company” status as defined in the JOBS Act, which allows us to take advantage of exemptions that should result in decreased compliance costs. If revenues are insufficient or non-existent, and/or we cannot support the additional costs associated with being a public company, we may be unable to satisfy these costs in the normal course of business which would result in our inability to continue as a going concern.

13.Having only one director limits our ability to establish effective independent corporate governance procedures and gives our CEO unbridled control.

We have only one director who also serves as our Chief Executive Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a vote of the board members is decided in favor of our chairman (our sole director), which gives her significant control over all corporate issues and business decisions.

Until we have a larger board of directors that would include independent members, if ever, there will be limited oversight of our CEO’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of our minority shareholders.

Risks Related to Our Common Stock

14.We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

15.We may not be able to raise sufficient financing or resources to develop, manufacture and market our services.

We currently have no firm commitments for any funds. If we are unable to raise sufficient additional financing or other financial resources to develop, and market our services, our business will fail and investors will lose their entire investment.

16.The Company sold its shares without an underwriter. A small number of persons purchased our shares and they may risk losing their investment without a market to develop for our shares.

No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any common shares. The sale of a small number of shares (2,750,000 to be exact) increases the likelihood of no market ever developing for our shares.

Since there was a limited number of shareholders that purchased our shares (30) we may be unable to create a public market for our shares. Without a public market for our shares, the limited number of shares sold and their investors may find the market highly illiquid or unable to be sold. In such an event, it is highly likely that our shareholder’s entire investment in our common stock would be lost.

17.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (91,750,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market and again without action or vote of the shareholders. These actions will certainly result in dilution of the ownership interests of existing shareholders and further dilute common stock book value; this dilution may be material.

18.Shareholder interests may be undercut because we can issue shares of our common stock to individuals or entities that support existing management thereby enhancing existing management’s ability to maintain control of NetPay.

Our board of directors, has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of the Company.

19.Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt shareholder interests because corporate resources may be expended for the benefit of officers and/or directors.

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

20. Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

While we are able to have our shares quoted on the OTC-Pink market, we plan to attempt to have our shares quoted on the OTCQB (the share price quotation service owned by OTC Markets, Inc., the former Pink Sheets). Recently, through a broker-dealer and its clearing firm, we applied to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. It is commonly believed if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC market and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC market and the OTCQB). While we have achieved DTC-eligibility this is not a requirement panacea in order to trade on the OTC market or the OTCQB. We firmly believe that it is a necessity to process trades on the OTC market and the OTCQB if we are going to trade with any volume.

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

21. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

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

22.The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

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

23.Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

24.Our board of directors (consisting of one person, our President and Chief Executive Officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Articles of Incorporation allows the board of directors to issue shares of preferred stock without any vote or further action by other stockholders. Our board of directors has the authority: (a) to fix and determine the relative rights and preferences of preferred stock; and (b) to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to common stockholders and the right to redeem the shares, together with a premium, before the redemption of any common stock.

25.The ability of our CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our CEO, Mr. Elbaz, beneficially owns approximately 75% of our outstanding common stock. Because of his beneficial stock ownership, our CEO continues in the position to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our CEO may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our CEO. This level of control may also have an adverse impact on the market value of our shares because our CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

26.Most of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the shares of common stock (5,577,082 shares) owned by our majority shareholder are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of their shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under amended Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of common stock shares of present stockholders, may have a depressive effect on the price of the common stock in any market that may develop.

27.We do not expect to pay cash dividends in the foreseeable future.

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

28.Because we are not subject to rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

29.You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC has been automatically suspended.

As of the effective date of our registration statement, we became subject to certain informational requirements of the Exchange Act, as amended, and were required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. However, since the Company has not filed a Form 8-A, our reporting obligations were automatically suspended under Section 15(d) of the Exchange Act. Therefore, we are no longer obligated to file periodic reports with the SEC and your access to our business information may be restricted. In addition, since we are not a reporting issuer, we are not required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending September 30, 2018

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

Allegro Beauty Products, Inc. includes by reference the following exhibits:

3.1**	Articles of Incorporation
3.2**	By-Laws
14.1*	Code of Ethics
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

ALLEGRO BEAUTY PRODUCTS, INC.
(Registrant)

Date: October 29, 2018	By:	/s/ Limor Mamon
Limor Mamon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Alon Elbaz Alon Elbaz	Director and Chief Executive Officer (Principal Executive Officer)	October 29, 2018