Form 10-Q
period 2018-12-31
NetPay International Inc
filed 2019-01-29
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-214549

NETPAY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 HAMANOFIM STREET, HERZLIYA PITUACH	46722562 ISRAEL
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-3-612-6966

ALLEGRO BEAUTY PRODUCTS, INC.
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

The number of shares of the registrant’s common stock outstanding as of January 29, 2019 was 8,025,000 shares.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of NetPay International, Inc. (Formerly Allegro Beauty Products, Inc.) at December 31, 2018 (unaudited) and March 31, 2018 (Audited)	3

	Statement of Operations of NetPay International, Inc. (Formerly Allegro Beauty Products, Inc.) for the Nine Months and Three Months Ended December 31, 2018 and 2017 (unaudited)	4

	Statement of Cash Flows of NetPay International, Inc. (Formerly Allegro Beauty Products, Inc.) for the Nine Months Ended December 31, 2018 and 2017 (unaudited)	5

	Notes To The Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

Part I. Financial Information

Item 1.Interim Financial Statements (unaudited)

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$4,974	$4,986
Prepaid expense	2,859	74
Total Current Assets	7,833	5,060

Fixed assets	-	287

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	-	-
Total Other Assets	-	-

TOTAL ASSETS	$7,833	$5,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,845	$149,500
Accrued expense	800	1,600
Loan – related party	19,373	1,000
Loans – non-related parties	-	57,684
TOTAL LIABILITIES	22,018	209,784

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018	8,025	8,025
Additional paid in capital	23,201	22,001
Retained deficit	(45,411)	(234,463)
Total NetPay International, Inc. stockholders’ equity (deficit)	(14,185)	(234,463)
Non-controlling interest in subsidiary	-	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(14,185)	(204,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,833	$5,347

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the nine months ended December 31, 2018	For the nine months ended December 31, 2017	For the three months ended December 31, 2018	For the three months ended December 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-
	-	-	-	-
Expenses:
Depreciation expense	34	40	-	17
Product development costs	6,643	31,921	-	10,000
Consulting and other administrative costs	25,181	81,565	8,582	29,057
	31,858	113,526	8,582	39,074
Other Income/(Expense):
Gain on sale of assets	9,748	-	-	-
Debt forgiveness	211,162	-	-	-
Other expense	-	-	-	-
	220,910	-	-	-

Income/(loss) before provision for income taxes	189,052	(113,526)	(8,582)	(39,074)

Provision for income tax	-	-	-	-

Net income/(loss)	$189,052	$(113,526)	$(8,582)	$(39,074)

Basic and diluted income/(loss) per share	$0.02	$(0.02)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,025,000	6,800,000	8,025,000	8,250,000

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended December 31, 2018	For the nine months ended December 31, 2017

	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$189,052	$(113,526)
Depreciation and amortization expense	34	40
Gain from sale of assets	(9,748)	-
Debt forgiveness	(211,162)	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	2,784	2,700
Change in deferred offering costs	-	24,041
Change in accounts payable	5,176	69,400
Change in accrued expense	(800)	-
Net Cash Provided by (Used in) Operating Activities	(24,664)	(17,345)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(344)
Net Cash (Used in) Investing Activities	-	(344)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from direct public offering	-	55,000
Deferred offering costs offset to additional paid in capital	-	(30,474)
Loan proceeds from related party	18,973	500
Loan repayment to nonrelated parties	(500)	(27,700)
Loan proceeds from nonrelated parties	6,179	30,064
Net Cash Provided by (Used In) Financing Activities	24,652	27,390
CHANGE IN CASH	(12)	9,701
CASH AT BEGINNING OF PERIOD	4,986	330
CASH AT END OF PERIOD	$4,974	$10,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$800	$-

Non-cash investing and financing activities:
Vendor account payment for fixed asset and intangible assets	$10,000	$-
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$1,200	$-
Return to treasury – common stock at no cost	$-	$-

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization - NetPay International, Inc. (formerly known as Allegro Beauty Products, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder at inception in exchange for organizational services. The Company purchased a business plan, product/inventory, and proprietary formulas at no charge from its founder.

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for by our founder and former president and chief executive officer. Total liabilities at the time approximated $225,000. The board of directors nominated Mr. Alon Elbaz to the board on August 29, 2018. Concurrently our founder and former president and chief executive officer resigned from the board of directors and from all executive positions within the Company.

On August 29, 2018, Mr. Elbaz was appointed as Chief Executive Officer to the Company, and Ms. Limor Mamon was appointed as Chief Financial Officer to the Company. Both Mr. Elbaz and Ms. Mamon serve in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based business. On September 17, 2018, the board of directors and a majority of our shareholders approved the name change from Allegro Beauty Products, Inc. to NetPay International, Inc. The effective date of the name change was November 7, 2018.

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant's credit card acquiring clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different than the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services arena.

Basis of Presentation – The financial statements are prepared using the accrual method of accounting. The Company elected a March 31st, year-end. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of NetPay International, Inc. and its majority-owned subsidiary, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiary and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiary in which the Company owns less than 100%, the Company recognizes a non-controlling interest for the ownership of the non-controlling owners. Non-controlling interests are immaterial for all of the periods presented, and are included in interest and other, net in the consolidated statement of operations, of which there are none for the periods presented.

The Company in the future may have certain non-majority-owned equity investments in non-publicly traded companies that are generally accounted for using the equity method of accounting. The equity method of accounting generally will be used when the Company has the ability to significantly influence the operating decisions of the business entity, or if the Company has a voting percentage of the corporation equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships where ownership is generally greater than 5%. The equity in earnings (losses) of equity method investees which are considered immaterial for periods presented, will be included in interest and other, net in the consolidated statements of operations of which there are none for the periods presented.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended March 31, 2018 and notes thereto contained.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

b. Stock-based Compensation - The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

c. Use of Estimates and Assumptions - Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

d. Earnings (Loss) per Share - The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

e. Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $14,185 and an accumulated deficit of $45,411 at December 31, 2018. As of December 31, 2018, we have not generated any revenue and have no committed sources of capital or financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes the actions presently being taken by the Company to implement a revised business plan and to generate revenues will provide the opportunity to continue as a going concern. While the Company believes in its revised business strategy, the Company will need to realize revenues and/or raise additional funds to continue as a going concern. There can be no assurance that the Company will be successful in either. The Company historically relied upon loans to finance its operations and growth. The Company believes that with the financial support and the backing of its majority shareholder, sufficient financing will be available to it. Nevertheless, failure to obtain additional financing could have a material and adverse effect upon the Company and its shareholders.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SHARE CAPITAL

The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share. The Company has 10,000,000 shares of blank check preferred stock authorized, par value $0.001 per share. The blank check preferred stock may be designated into one or more series, from time to time, by the Company's Board of Directors by filing a certificate pursuant to NRS Chapter 78.

The Company issued 5,500,000 shares of its common stock to its founder for organizational services, which were valued at $5,500. The Company filed a registration statement that was declared effective by the Securities and Exchange Commission on June 27, 2017. The Company solicited investors for an investment of $55,000. The Company sold 2,750,000 shares of its common stock to 30 investors who paid $0.02 per share. 225,000 shares were returned to treasury by certain shareholders for no consideration during March 2018. The Company recognized a reduction in common stock of $225 and an increase of $225 to additional paid in capital.

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder and former officer and director, settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This occurred on or about August 29, 2018.

At December 31, 2018, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(unaudited)

NOTE 5 - DEFERRED OFFERING COSTS

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred that were directly related to our public offering. Deferred offering costs were netted against the proceeds of the public offering. Deferred offering costs of $30,474 were credited against additional paid in capital upon the closing of the public offering. As of December 31, 2018 and March 31, 2018 deferred offering costs were none for both periods.

NOTE 6 - LOANS - RELATED PARTY

Through the nine months ended December 31, 2018, the Company received approximately $19,400 from its majority shareholder to pay for operating expenses. The short-term funding is unsecured and bears no interest or repayment term.

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction.

NOTE 7 - LOANS - NONRELATED PARTIES

Through December 31, 2018 the Company received loan proceeds from three non-related parties of which none is currently outstanding. The loans were unsecured and carried no interest rate or specific repayment terms. The Company with the close of its public offering repaid $21,000 of these loans.

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized debt forgiveness of $63,300 related to the non-related party loans. This occurred on or about August 29, 2018.

NOTE 8 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

With the Change in Control (see Note 1 – Organization and Basis of Presentation), our founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized total debt forgiveness of $211,100. This occurred on or about August 29, 2018. In total we recognized a reduction in vendor accounts payable of $147,800 and non-related party loans of $63,300. No consideration was paid by the Company for this debt forgiveness.

In connection with the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder guaranteed the settlement of certain debts resulting in the sale of certain assets in exchange for an account payable of $10,000. This resulted in the Company recognizing a gain on sale of assets of $9,700. These assets consisted of certain intellectual property of the Company and fixed assets that had been fully depreciated on the date of sale.

NOTE 9 - INCOME TAXES

As of December 31, 2018 and March 31, 2018, the Company had a net operating loss (“NOL”) carry-forward of $45,411 and $234,463, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of December 31, 2018	As of March 31, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$9,536	$82,062
Other	-	-
Gross deferred tax assets	9,536	82,062
Valuation allowance	(9,536)	(82,062)
Net deferred tax assets	$-	$-

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(unaudited)

NOTE 9 - INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset.

Reconciliation between statutory rate and effective tax rate for both periods presented and as of December 31, 2018 is:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

Effective income tax rate and the new tax law - Our effective income tax rate was (0.0%) for the periods presented. The effective income tax rate for the periods were based upon the estimated rate applicable for the fiscal year adjusted to reflect any significant items related specifically to an interim period. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as any change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower corporate tax rate resulted in no difference in income tax expense. We are in process of evaluating the income tax effect of the Act with respect to any other limitations that become effective for our fiscal year 2019.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after December 31, 2018 through the date that these financial statements were issued. The following events were determined to be reportable.

None.

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

The Company

NetPay International, Inc. (the “Company” or "NetPay") was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder in exchange for organizational services incurred upon incorporation. Upon incorporation, the Company acquired the hair-care formula that its business had been based upon. The Company had been engaged in the business of developing, manufacturing, marketing and selling of an all-natural organic products collection. The Company sold the rights to certain intellectual property that was the main ingredient in the Company’s hair care collection to a vendor.

Recent Developments

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder. Total liabilities at the time approximated $225,000. The board of directors nominated Mr. Alon Elbaz to the board on August 29, 2018.

On August 29, 2018, Mr. Elbaz was appointed as Chief Executive Officer, and Ms. Limor Mamon was appointed as Chief Financial Officer. Both Mr. Elbaz and Ms. Mamon serve in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd. It is the intent of Compunet Holdings to expand its operations to the United States and the North American continent with the Company as its primary operational entity.

On September 17, 2018, the board of directors and a majority of the shareholders of record approved the name change from Allegro Beauty Products, Inc. to NetPay International, Inc. On or about October 16, 2018, the Company mailed an Information Statement to its shareholders. The holders of a majority of the outstanding shares of the Company’s common stock executed a written consent in lieu of a special meeting approving the amendment to the Articles of Incorporation to change the name to NetPay International, Inc. The effective date of the name change was November 7, 2018. The Company is rebranding itself as NetPay.

Plan of Operations

As of January 29, 2019, we have two employees, our President and Chief Executive Officer, Mr. Alon Elbaz, and our Chief Financial Officer, Ms. Limor Mamon. NetPay is a development stage company and has little to no financial resources besides shareholder loans. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

As of December 31, 2018, we had limited assets which consist of cash ($4,974) and prepaid expenses ($2,859). We expect to increase our overall assets over the next few months as we further develop our payment processing business with significant capital investment as well as fixed assets such as computers and sophisticated management information systems to improve and secure our services. In order to fund our business activities over the next 12 months, we will attempt to secure sufficient and satisfactory funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, from Mr. Elbaz, and from others. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

Netpay EUR Limited (“Netpay Europe”) is a premier payment service provider owned by Compunet Holdings AA Ltd. and managed by Mr. Elbaz. Founded in 1998, Netpay Europe has built a successful credit card clearing service based on state-of-the-art technologies. Netpay Europe has evolved over the years to better satisfy and understand the needs of e-commerce and the payment services industry. Netpay Europe acts as a one-stop-shop for e-commerce merchant’s payments needs by providing secure and innovative payment solutions and enhanced payment services. Netpay Europe’s goal is to support and protect the interests of its customers by providing industry leading technology combined with premier-quality service. Netpay Europe has been providing secure and safe credit card clearing (payment) services for years. These services are easy to use and include innovative and strategic payment solutions. Based on Netpay Europe’s technology, transactions are completed speedily and simply, with stringent data-security standards. Netpay Europe’s tech-team has been working for more than twenty years to improve systems for merchant payment and servicing needs, with a key focus on risk management. Netpay Europe offers businesses a complete turn-key solution, and acts as a one-stop-shop for all merchants’ payment servicing needs.

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

Put simply, the Company has set out to build a payment facilitator model for streamlining merchant services within the U.S. as well as partnering with Netpay Europe’s well-established international business. As a payment facilitator, the Company will eliminate the need for individual merchants to establish a traditional merchant account. In the payment facilitator model, a software provider registers with an acquirer to provide payment services to sub-merchants that utilize its software. By registering as a payment facilitator with an acquirer, the software provider acts as a “master” merchant account provider, including the onboarding of sub-merchants under its own account in order to facilitate payment transactions for the sub-merchants.

In this model there are three main parties involved: The acquirer, the payment facilitator (the Company), and the sub-merchant. The acquirer provides overall structure for operations while the Company acts as the go-between with the acquirer and the sub-merchants. The sub-merchants will operate underneath the Company. The acquirer works with the Company to get these sub-merchants running and servicing their payment needs. This includes application administration and the underwriting process, working out pricing agreements and facilitating payment technology integration. The acquirer is responsible for monitoring the Company’s compliance with operating regulations and ensuring due diligence when the Company on-boards (signs-on) sub-merchants. The Company will undergo a comprehensive process in order to register with an acquirer, including integrating the payment technology and infrastructure needed. The Company will assume all risk and liability for its sub-merchants. Industry standards are that sub-merchants sign up with payment facilitators in order to be able to accept payments from their customers.

The greatest benefit of the Company’s payment facilitator model will be the ability to simplify and streamline the merchant account enrollment and onboarding process by offering a complete, white-label payment processing solution. This is expected to lead to more control over the processing experience, higher merchant conversion rates, and the opportunity to earn more revenue from credit card processing for the sub-merchant. This process has been implemented by Netpay Europe and its management in Europe, and Netpay Europe intends on providing that knowledge and service to the US market through the Company.

The greatest challenge to the Company’s payment facilitator model will be the level of responsibility the Company as a payment facilitator will be required to assume with the acquirer. This includes greater liability for fraud, chargebacks, and data breaches; the resources to build or purchase payments technology; and the ability to meet compliance mandates and ever-changing regulatory rules.

On December 5, 2018, we launched a new Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision of merchant's credit card acquiring clearing service, and other value-added services. These services to be provided by NetPay (USA), Inc. will be different than the payment facilitation business, which is our core business. To date, Netpay (USA), Inc. has entered into a binding agreement with eData Financial Group LLC, located in Florida, for the resale of merchant's credit card acquiring and processing services, and a memorandum of understanding with Blue Parasol Group LLC for the provision of similar services to that of eData Financial Group and NetPay (USA). We currently own ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two highly qualified experienced executives in the credit card payment services industry. We believe that with their expertise and guidance NetPay (USA) will be well-positioned to become an industry leader within the North American market and worldwide. A brief description of the services to be provided by NetPay (USA) is set forth below:

•NetPay (USA) will act as an independent sales organization (ISO).

•NetPay (USA) will seek merchants that will obtain services primarily from us, such as - clearing, providing credit, and other value added services.

•Merchant underwriting.

•Managing and monitoring merchant activity, and irregularity resolution.

•Margin sharing between the Company and NetPay (USA).

•Onboard interface with merchants, e-commerce support, and high-risk merchant assessment.

We anticipate that our new business will begin to generate sales of core services during 2019, although no assurances can be given that we will achieve this goal. The launch of our new business will depend on our ability to obtain sufficient financing.

In order to further our plan of operations, we will need to secure additional financing of approximately $3,000,000. If we are not successful in securing this capital, we will not be able to proceed with our business plan as contemplated. Our plan of operations will require us to establish additional sources of capital to fulfill our operational requirements if we do not obtain sufficient financing from our majority shareholder. These funds will go towards building out the US operations to ultimately generate sales.

Alongside the development of our business activities, we will continue to pursue additional sources of financing and attempt to establish a public market for our common stock, which may then allow us to seek financing from sources that would not be available to us if we were private. Accordingly, we believe that we may be able to negotiate from increased strength in pursuing financing or agreements with vendors, manufacturers, and capital sources. We cannot predict the likelihood or timing of any success from our intended actions.

Our goal as stated above is for us to become a leading payment/service facilitator in the United States. We believe that our key alliance with Netpay Europe will assist us in achieving that goal. We currently have no other sources of or commitment for financing beyond a verbal commitment from our majority shareholder and its management personnel. There are no assurances we will obtain sufficient financing or resources from others or enter into beneficial agreements with others in our industry. We believe that we must raise additional capital or debt financing in order to fully execute and implement our business strategy and develop our proposed services.

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We currently received $19,400 in loans from our majority shareholder. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

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

Result of Operations for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017

Expenses

Expenses for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017 was $31,858 and $113,526, respectively. Product development costs for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017 were $6,643 and $31,921, respectively. The Company for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017 incurred $25,181 and $81,565, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017 incurred $34 and $40 in depreciation expense, respectively.

Other Income/(Expense)

Other income/(expense) for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017 was $220,910 and none, respectively. The Company for the Nine Months ended December 31, 2018 recognized a gain on sale of assets of $9,748. This was a one-time sale. The Company for the Nine Months ended December 31, 2018 realized income from forgiveness of certain debts of $211,162. Both of these transactions are considered one-time transactions and are not expected to occur again.

Income/(Loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017 was $189,052 and $(113,526), respectively. The Company did not record a provision for income taxes for either period presented. We did not generate any revenues from our hair-care products business (prior to August 2018) nor have we generated any revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Nine Months ended December 31, 2018 and for the Nine Months ended December 31, 2017 was $0.02 and $(0.02) per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 6,800,000, respectively, for the periods presented.

Result of Operations for the Three Months ended December 31, 2018 and for the Three Months ended December 31, 2017

Expenses

Expenses for the Three Months ended December 31, 2018 and for the Three Months ended December 31, 2017 was $8,582 and $39,074, respectively. Product development costs for the Three Months ended December 31, 2018 and for the Three Months ended December 31, 2017 were none and $10,000, respectively. The Company for the Three Months ended December 31, 2018 and for the Three Months ended December 31, 2017 incurred $8,582 and $29,057, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Three Month ended December 31, 2018 and for the Three Months ended December 31, 2017 incurred none and $17 in depreciation expense, respectively.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Three Months ended December 31, 2018 and for the Three Months ended December 31, 2017 was $(8,582) and $(39,074), respectively. The Company did not record a provision for either period presented. We did not generate revenues from our hair-care products business (prior to August 2018) nor have we generated any revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Three Months ended December 31, 2018 and for the Three Months ended December 31, 2017 was $(0.00) and $(0.00) per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,250,000, respectively, for the periods presented.

Liquidity

A significant portion of our public offering proceeds was used to pay for expenses associated with the offering. We estimated those costs to be $30,000. Deferred offering costs of approximately $31,000 were paid. We had little cash left from our offering proceeds for working capital purposes. Our current cash position (approximately $5,000) was provided through a loan from our majority shareholder to cover working expenditures.

Prior to August 2018, most of our resources and efforts had been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. Post August 2018 we have been working on our new business operations here in the United States. We currently owe our majority shareholder approximately $19,400 as payment for expenses incurred subsequent to our Change in Control transaction. We expect this to increase substantially over the next 12 months.

Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to successfully commence the launch of our new business for 2019/2020. Obstacles may prevent us from launching our new business despite the availability of funding and our efforts. If we are unable to raise additional funds, significant funding amounts may have to be provided by our majority shareholder to the extent that it is capable and willing to provide such loans. We do not have any oral or written agreements in place with our majority shareholder or any third parties for such funds and cannot provide any assurances that we will be able to obtain such funds.

Private capital, if sought, will most likely be sought from business associates of our executive officers or a network of private investors referred to us by those same associates. To date, we have not sought any significant funding source, other than from sources that have provided loans to us already, and we have not authorized any persons or entities to seek funding on our behalf. If a market for our common stock develops, of which there can be no assurances, we may use our restricted shares to compensate others whenever possible. We cannot predict the likelihood of a source of capital or that funds needed to complete our planned business objectives will be obtained or identified.

We embarked upon an effort to become a public company and, by doing so, incurred significant expenses for legal, accounting and related services. As a public entity, we are subject to the reporting requirements of the Exchange Act, certain ongoing expenses will be incurred. These consist of various professional services along with a host of other expenses that surround the preparation of annual and quarterly reports as well as proxy statements required to be distributed to our stockholders. We estimate these costs can be more than $50,000 per year and may be higher if business volume and activity increases.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities. We intend to seek additional financing from our current lender in order to further fund our working capital needs, especially in instances where we cannot defer payment of services.

Going Concern Consideration

There is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures with respect to this matter.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Seasonality

We have not generated any revenues so we have no direct experience with seasonality for our business. We do not expect that our planned business operations as currently outlined will be affected by seasonality.

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

Our Chief Executive Officer, Alon Elbaz, and our Principal Financial Officer, Limor Mamon, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Elbaz and Ms. Mamon concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NetPay is an early stage company and has virtually no financial resources. As of December 31, 2018 and March 31, 2018 we had a negative working capital balance of $14,185 and $204,724, respectively, and stockholders’ deficit of $14,185 and $204,437, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2018; the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Despite the Change in Control and plan of operations laid out, as of December 31, 2018, we had no operating revenues. Therefore, we face a high risk of business failure.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (91,750,000) shares. In addition, if a significant and active trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market and again without action or vote of the shareholders. These actions will certainly result in dilution of the ownership interests of existing shareholders and further dilute common stock book value; this dilution may be material.

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

In addition to the foregoing, our common stock is unlikely to be followed by market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere, investor perception of the Company’s common stock and operations as well as general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop.

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

24.Our board of directors (consisting of one person, who is our President and Chief Executive Officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

None for the period ending December 31, 2018

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

NetPay International, Inc. includes by reference the following exhibits:

3.1**	Articles of Incorporation
3.2** 3.3***	By-Laws Certificate of Amendment to Articles of Incorporation
14.1*	Code of Ethics
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

* - Filed with our Form S-1 Registration Statement dated November 10, 2016.

** - Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017.

*** - Filed with our Form 8-K dated November 7, 2018.

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

NETPAY INTERNATIONAL, INC.
(Registrant)

Date: January 29, 2019	By:	/s/ Limor Mamon
Limor Mamon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Alon Elbaz Alon Elbaz	Director and Chief Executive Officer (Principal Executive Officer)	January 29, 2019