Form 10-K
period 2019-03-31
NetPay International Inc
filed 2019-05-10
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-214549

NETPAY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 HAMANOFIM STREET, HERZLIYA PITUACH 46722562 ISRAEL	972-3-612-6966
(Address of principal executive offices)	(Registrant’s telephone number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,468,127.

The number of shares of the registrant’s common stock outstanding as of May 10, 2019 was 8,025,000 shares.

Documents incorporated by reference: None

NETPAY INTERNATIONAL, INC.

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

Except as otherwise indicated by the context, references in this report to “Company”, “NetPay International”, “we”, “us” and “our” are references to NETPAY INTERNATIONAL, INC. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

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

Recent Developments

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by its founder and former president and chief executive officer. Total liabilities at the time approximated $225,000. The board of directors nominated Mr. Alon Elbaz to the board on August 29, 2018.

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

Plan of Operations

As of May 10, 2019, we have two employees, our President and Chief Executive Officer, Mr. Alon Elbaz, and our Chief Financial Officer, Ms. Limor Mamon. NetPay is a development stage company and has little to no financial resources besides shareholder loans. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

As of March 31, 2019, we had limited assets which consist of cash ($13,898) and prepaid expenses ($1,751). We expect to increase our overall assets over the next few months as we further develop our payment processing business with significant capital investment as well as fixed assets such as computers and sophisticated management information systems to improve and secure our services. In order to fund our business activities over the next 12 months, we will attempt to secure sufficient and satisfactory funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, from Mr. Elbaz, and from others. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

Netpay EUR Limited (“Netpay Europe”) is a payment service provider owned by Compunet Holdings AA Ltd. and managed by Mr. Elbaz. Founded in 1998, Netpay Europe has built a successful credit card clearing service based on state-of-the-art technologies. Netpay Europe has evolved over the years to better satisfy and understand the needs of e-commerce and the payment services industry. Netpay Europe acts as a one-stop-shop for e-commerce merchant’s payments needs by providing secure and innovative payment solutions and enhanced payment services. Netpay Europe’s goal is to support and protect the interests of its customers by providing industry leading technology combined with premier-quality service. Netpay Europe has been providing secure and safe credit card clearing (payment) services for years. These services are easy to use and include innovative and strategic payment solutions. Based on Netpay Europe’s technology, transactions are completed speedily and simply, with stringent data-security standards. Netpay Europe’s tech-team has been working for more than twenty years to improve systems for merchant payment and servicing needs, with a key focus on risk management. Netpay Europe offers businesses a complete turn-key solution, and acts as a one-stop-shop for all merchants’ payment servicing needs.

In order to achieve Netpay Europe’s global business goals, Compunet Holdings AA Ltd., a company controlled by Mr. Alon Elbaz (Netpay Europe’s founder and Chief Executive Officer), acquired the Company, a public traded and reporting company in the United States of America. Under the guidance of Mr. Elbaz and Netpay Europe, the Company believes that it will be able to establish and acquire a payment facilitator license (or PayFac). This will allow the Company to become a sub-merchant account for a merchant service provider in order to provide payment processing services to merchant clients, particularly in the e-commerce marketplace. A payment facilitator license will allow the Company to offer merchant services on a sub-merchant platform. Allowing sub-merchants to be on-boarded under the master of the Company, which will be sponsored by a bank or financial institution.

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

•NetPay (USA) will seek merchants that will obtain services primarily from us, such as - clearing, providing credit, and other value-added services.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We currently received $39,400 in loans from our majority shareholder. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

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

Government Regulation and Industry Standards

Government regulation may affect key aspects of our business, in the U.S. as well as internationally. In addition, we plan to  register with Visa, Mastercard, American Express and the Discover Network as a service provider, and we believe the Company will be subject to their respective rules which will subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. Set forth below is a brief summary of some of the significant laws and regulations that we believe will apply to us. These descriptions are not exhaustive and are qualified in their entirety by reference to the particular statutory or regulatory provision, which provisions are subject to change.

Banking Laws and Regulations.

Because we intend to provide electronic payment processing services to banks and other financial institutions, we will be subject to examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body comprised primarily of federal banking regulators, and also subject to examination by the various state financial regulatory agencies which supervise and regulate the financial institutions for which we provide electronic payment processing and other payment related services. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.

Money Transmission, Sale of Checks and Payment Instrument Laws and Regulations.

Our business will be subject to money transfer and payment instrument licensing regulations. We plan to obtain licenses to operate as a money transmitter, seller of checks and/or provider of payment instruments in at least 48 states and the District of Columbia. Te remaining U.S. jurisdictions do not currently regulate money transmission.

In those states where we will be licensed as a money transmitter, seller of checks and/or provider of payment instruments, our Consumer Solutions business will be subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the relevant statutes and we will be required to comply with various requirements, such as those related to the maintenance of a certain level of net worth, surety bonding, selection and oversight of our authorized agents, maintaining permissible investments in an amount equal to or in excess of our outstanding payment obligations, recordkeeping and reporting and disclosures to consumers. Our Consumer Solutions business will also be subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we will with our issuing banks, distributors and other third parties, privacy and data security policies and procedures and other matters related to our business.

Privacy, Information Security, and Other Business Practices Regulation.

Aspects of our business will also be subject, directly or indirectly, to business and trade practices regulation in the United States, the European Union and elsewhere.  For example, in the United States, we and our financial institution clients will be , respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers and they are also responsible for our compliance efforts as a major service provider.  In many jurisdictions, including every U.S. State, consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act, which is scheduled to become effective in January 2020, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. Information concerning our cybersecurity risks and how a cybersecurity incident could materially affect our business are discussed under “Risk Factors” in Part I, Item IA of this annual report under the caption “Security breaches of our systems, including as a result of cyber-attacks, may damage client relations, our reputation and expose us to financial liability.”

Anti-money Laundering and Counter Terrorist Regulation.

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) has issued a rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as our Consumer Solutions business and its distributors, engaged in the provision and sale of prepaid access devices like our GPR prepaid cards. We plan to register with FinCEN as a money services business. This registration will result in our having direct responsibility to maintain and implement an anti-money laundering compliance program.

We will be subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. In addition, as are all U.S. persons, we will be also subject to regulations imposed by the U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”) which prohibit or restrict financial and other transactions with specified countries and designated individuals and entities such as terrorists and narcotics traffickers. We plan to implemenet procedures and controls designed to protect against having direct business dealings with such prohibited countries, individuals or entities. We also plan to implement procedures and controls designed to ensure that our processing clients will not have  direct business dealings with such prohibited countries, individuals or entities.

The Dodd-Frank Act.

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) in 2010. The Reform Act has resulted in significant structural and other changes to the regulation of the financial services industry.  The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. In accordance with the Reform Act, the Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents per transaction plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. The cap on debit interchange fees has not had a significant negative impact on our business.

The Reform Act also created the Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. For example, the CFPB has promulgated a new rule regarding prepaid financial products, which, among other things, will establish new disclosure requirements specific to prepaid accounts, eliminate certain fees that may currently be imposed on prepaid accounts, and make it more difficult for a prepaid card provider such as our Consumer Solutions segment to offer courtesy overdraft protection on prepaid accounts. The rule is scheduled to become effective April 1, 2019.  Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants, and thus negatively impact our business.  In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as ours would be supervised by the Board because they are systemically important to the U.S. financial system. To date, the Financial Stability Oversight Council does not appear to be focused on regulating entities such as ours.  However, any such future designation would result in increased regulatory burdens on our business.

State Wage Payment Laws and Regulations.

The use of payroll card programs as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments, which laws are subject to change. Part of our future solutions segment may include payroll cards and convenience checks designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on fees and disclosure requirements.

Telephone Consumer Protection Act.

We will be subject to the Federal Telephone Consumer Protection Act and various state laws to the extent we place telephone calls and short message service (“SMS”) messages to clients and consumers. The Telephone Consumer Protection Act regulates certain telephone calls and SMS messages placed using automatic telephone dialing systems or artificial or prerecorded voices.

Escheat Laws.

We will be subject to unclaimed or abandoned property laws in the United States and in foreign countries that require us to transfer to certain government authorities the unclaimed property of others that we hold when that property has been unclaimed for a certain period of time. Moreover, we will be subject to audit by state regulatory authorities with regard to our escheatment practices.

United Kingdom's Exit from the European Union

The United Kingdom is scheduled to exit the European Union on March 29, 2019 (currently delayed until May 22, 2019_ (commonly referred to as "Brexit").  There remains significant uncertainty about the effects of Brexit.  Although we currently do not plan to extend our business activities to the European Union, companies operating in or selling into Europe and the United Kingdom would have to consider the potential risks and effects of Brexit, including with respect to:

•the imposition of UK/EU trade barriers and costs;

•changes in manufacturing and operating capacity;

•employee retention and movement; and

•currency fluctuations; and effects on derivative agreements.

Management believes that Brexit-related issues will not affect our financial statement recognition, measurement or disclosure items, such as inventory write-downs, long-lived asset impairments, collectability of receivables, assumptions underlying fair value measurements, foreign currency matters, hedge accounting or income taxes for the Company and its consolidated financial statements.

Employees

There is no written employment contract or employment agreement with either Mr. Elbaz, our CEO, or Ms. Mamon, our CFO. We are not actively seeking employees, additional independent contractors or consultants through formal contracts or agreements. This may change in the event that we are able to secure adequate financing through equity or loans. We believe that Mr. Elbaz and Ms. Mamon will continue to provide their services at no cost to the Company. We have no current plans to compensate Mr. Elbaz or Ms. Mamon for their efforts. We intend to use independent contractors and other professional organizations to assist Mr. Elbaz and Ms. Mamon in our business growth, development and roll-out on an as needed basis pending our financial resources. Even then, we may continue to principally rely upon Mr. Elbaz and Ms. Mamon as much as we can.

Property

Our office and mailing address is 2 Hamanofim Street, Herzliya Pituach 46722562 Israel. The space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of our using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space.  In addition, on February 27, 2019, we enterd into an agreement with WeWork for the lease of non-exclusive access to office space in New York, NY on a month-to-month basis, commencing on March 1, 2019, for a fee of $700 per month.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

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

Risks Related to the Business

1. NetPay has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

NetPay is an early stage company and has virtually no financial resources. As of March 31, 2019 and March 31, 2018, we had a negative working capital balance of $14,185 and $204,724, respectively, and stockholders’ deficit of $14,185 and $204,437, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2019; the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2. NetPay is and will continue to be completely dependent on the services of our executive officers, Mr. Elbaz and Ms. Mamon; the loss of their services may cause our business operations to cease.

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

3 .No assurance can be given that NetPay will be able to attract and retain qualified employees and consultants.

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

4. Security breaches of our systems, including as a result of cyber-attacks, may damage client relations, our reputation as well as expose NetPay to financial liability.

In order to provide our intended services, we will process, store and transmit sensitive business information and personal consumer information which may include credit and debit card numbers, names and addresses, social security numbers, driver’s license numbers, bank account numbers and other types of personal information or sensitive business information. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs and others and for our failure to protect this information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties.  The confidentiality of the sensitive business information and personal consumer information that resides on our systems and our associated third parties’ systems is critical to our business. While we maintain controls and procedures designed to protect the sensitive data we collect, we cannot be certain that these measures will be successful or sufficient to counter all current and emerging information security threats that we face on a daily basis.

Certain of our computer systems and certain of our associated third parties’ computer systems have been, and could be in the future, breached, and our data protection measures have not and may not in the future prevent unauthorized access.  Information security risks for us and our competitors have substantially increased in recent years in part due to the proliferation of new technologies and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation-state actors. The techniques used by these bad actors to breach and otherwise obtain unauthorized access, disable or degrade service, sabotage systems or utilize payment systems in an effort to perpetrate financial fraud change frequently and are often difficult to detect.  Although we are not aware of any material breach of our computer systems or of our associated third parties’ computer systems that have had a material impact on us or caused us to incur material losses relating to cyber-attacks or other information security breaches to date, we and others in our industry are regularly the subject of sophisticated and numerous attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means, including, but not limited to, computer viruses, malware and phishing. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or confidential information provided to us by financial institutions, merchants, ISOs and others, or otherwise accessing, damaging, or disrupting our computer systems or infrastructure. In addition, we expect bad actors to utilize increasingly sophisticated technology and techniques in the future to exploit vulnerabilities that may, or may not, be generally known. As a result, we must continuously develop and enhance our controls, processes, and practices designed to protect our computer systems, software, data and networks from attack, damage, or unauthorized access.  This continuous development and enhancement will require us to expend additional resources, including to investigate and remediate significant information security vulnerabilities detected. Despite our investments in security measures, we are unable to assure that any security measures will be effective and will not be subject to breach, or system or human error. In addition, insider or employee cyber and security threats also pose a risk to all large companies, including ours.  If one or more of the events described above were to occur, our computer systems or our associated third parties’ computer systems could be breached and the information stored there could be accessed, publicly disclosed, lost, changed, controlled or stolen. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

We could also be subject to liability for claims relating to misuse of personal consumer information, such as unauthorized marketing purposes and violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our associated third parties’ who have access to customer data and personal consumer information will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have obligations under certain agreements to take certain protective measures to ensure the confidentiality of personal consumer information.

A breach of our systems processing or storing sensitive business information or personal consumer information may cause those systems to be unavailable; cause our clients and consumers to lose confidence in our services or deter the use of electronic payments generally; significantly harm our reputation;  distract our management; delay future product rollouts; expose us to financial liability (as a result of uninsured liabilities, potential breaches of contract, litigation and penalties and fines from regulators and the card networks); result in the loss of our financial institution sponsorships; increase our risk of regulatory scrutiny; adversely affect our continued card network registration; cause us to modify our protective measures which would increase our expenses; and increase our expenses from containment and remediation costs, all of which could have a material adverse and long-term effect on our revenues, profitability, financial condition and future growth. Further, if we were to be removed from networks’ lists of PCI DSS compliant service providers, our existing clients may cease utilizing our services, and prospective clients may delay or choose not to consider us for their processing needs. In addition, card networks could refuse to allow us to process through their networks.

5. We operate in a highly competitive market and therefore face a high risk of business failure or at the very least a competitive disadvantage.

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

7. We have had no sales to date and can give no assurance that there will ever be any sales in the future.

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

8. There is no guarantee that we will obtain a payment facilitator license or that our services will gain sufficient acceptance by customers and users in the e-commerce marketplace.

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

9. Regulatory and legal uncertainties could harm our business.

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

10. We became subject to the periodic reporting requirements of the Exchange Act. This requires us to incur audit fees and legal fees in connection with the preparation of such periodic reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

11. Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

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

12. The costs of being a public company could result in the inability to continue as a going concern.

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

13. Having only one director limits our ability to establish effective independent corporate governance procedures and gives our CEO unbridled control.

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

Risks Related to Our Common Stock

14. We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

15. We may not be able to raise sufficient financing or resources to develop, manufacture and market our services.

We currently have no firm commitments for any funds. If we are unable to raise sufficient additional financing or other financial resources to develop, and market our services, our business will fail and investors will lose their entire investment.

16. A small number of persons purchased our shares in our initial public offering, and they may risk losing their investment without a market to develop for our shares.

The sale of a small number of shares in our initial public offering (2,750,000 shares) increases the likelihood of no market ever developing for our shares.  Since there was a limited number of shareholders that purchased our shares (30) we may be unable to create a public market for our shares. Without a public market for our shares, the limited number of shares sold and their investors may find the market highly illiquid or unable to be sold. In such an event, it is likely that our shareholder’s entire investment in our common stock may be lost.

17. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

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

18. Shareholder interests may be undercut because we can issue shares of our common stock to individuals or entities that support existing management thereby enhancing existing management’s ability to maintain control of NetPay.

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

19. Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt shareholder interests because corporate resources may be expended for the benefit of officers and/or directors.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker filed an application with FINRA on our behalf and was approved to quote the shares of our common stock on the OTC market. While the market maker’s application has been accepted by FINRA there can be no assurance as to whether:

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

In addition to the foregoing, our common stock is unlikely to be followed by market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed, and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere, investor perception of the Company’s common stock and operations as well as general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

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

22  The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

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

23. Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

24. Our board of directors (consisting of one person, who is our President and Chief Executive Officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

25. The ability of our CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

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

26. Most of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the shares of common stock (5,577,082 shares) owned by our majority shareholder are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting company, may, under certain conditions, sell all or any of their shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under amended Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of common stock shares of present stockholders, may have a depressive effect on the price of the common stock in any market that may develop.

27. We do not expect to pay cash dividends in the foreseeable future.

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

28. Because we are not subject to rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

29. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC has been automatically suspended.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 2 Hamanofim Street, Herzliya Pituach 46722562 Israel. The space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of us using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any established national stock exchange. While our common stock is quoted on the OTC-Pinksheet market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following is the limited trading/market data that we have for our common stock.

	Trade/Market Data

Date	Hi and Low Price for the Day	Volume
07/11/2018	3.25 - 1.50	1,000
04/11/2018	3.50 - 3.49	100

Shareholders of Record

As of May 10, 2019, an aggregate of 8,025,000 shares of our common stock were issued and outstanding and owned by 6 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regard to repurchases of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward-looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States. Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

Recent Developments

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by its founder and former former president and chief executive officer. Total liabilities at the time approximated $225,000. The board of directors nominated Mr. Alon Elbaz to the board on August 29, 2018.

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

Plan of Operations

As of May 10, 2019, we have two employees, our President and Chief Executive Officer, Mr. Alon Elbaz, and our Chief Financial Officer, Ms. Limor Mamon. NetPay is a development stage company and has little to no financial resources besides shareholder loans. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

As of March 31, 2019, we had limited assets which consist of cash ($13,898) and prepaid expenses ($1,751). We expect to increase our overall assets over the next few months as we further develop our payment processing business with significant capital investment as well as fixed assets such as computers and sophisticated management information systems to improve and secure our services. In order to fund our business activities over the next 12 months, we will attempt to secure sufficient and satisfactory funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, from Mr. Elbaz, and from others. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

Netpay EUR Limited (“Netpay Europe”) is a payment service provider owned by Compunet Holdings AA Ltd. and managed by Mr. Elbaz. Founded in 1998, Netpay Europe has built a successful credit card clearing service based on state-of-the-art technologies. Netpay Europe has evolved over the years to better satisfy and understand the needs of e-commerce and the payment services industry. Netpay Europe acts as a one-stop-shop for e-commerce merchant’s payments needs by providing secure and innovative payment solutions and enhanced payment services. Netpay Europe’s goal is to support and protect the interests of its customers by providing industry leading technology combined with premier-quality service. Netpay Europe has been providing secure and safe credit card clearing (payment) services for years. These services are easy to use and include innovative and strategic payment solutions. Based on Netpay Europe’s technology, transactions are completed speedily and simply, with stringent data-security standards. Netpay Europe’s tech-team has been working for more than twenty years to improve systems for merchant payment and servicing needs, with a key focus on risk management. Netpay Europe offers businesses a complete turn-key solution, and acts as a one-stop-shop for all merchants’ payment servicing needs.

In order to achieve Netpay Europe’s global business goals, Compunet Holdings AA Ltd., a company controlled by Mr. Alon Elbaz (Netpay Europe’s founder and Chief Executive Officer), acquired the Company, a public traded and reporting company in the United States of America. Under the guidance of Mr. Elbaz and Netpay Europe, the Company believes that it will be able to establish and acquire a payment facilitator license (or PayFac). This will allow the Company to become a sub-merchant account for a merchant service provider in order to provide payment processing services to merchant clients, particularly in the e-commerce marketplace. A payment facilitator license will allow the Company to offer merchant services on a sub-merchant platform. Allowing sub-merchants to be on-boarded under the master of the Company, which will be sponsored by a bank or financial institution.

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

•NetPay (USA) will seek merchants that will obtain services primarily from us, such as - clearing, providing credit, and other value-added services.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We currently received $39,400 in loans from our majority shareholder. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

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

Result of Operations for Year ended March 31, 2019 and for the Year ended March 31, 2018

Expenses

Expenses for the year ended March 31, 2019 and for the year ended March 31, 2018 was $45,497 and $130,991, respectively. Product development costs for the year ended March 31, 2019 and for the year ended March 31, 2018 were $6,643 and $36,905, respectively. The Company for the year ended March 31, 2019 and for the year ended March 31, 2018 incurred $38,820 and $94,029, respectively, in consulting, administrative and other costs associated with its operations. The Company for the year ended March 31, 2019 and for the year ended March 31, 2018 incurred $34 and $57 in depreciation expense, respectively. The Company sold its previous business operations and intangible assets to a vendor.

Other Income/(Expense)

Other income/(expense) for the year ended March 31, 2019 and for the year ended March 31, 2018 was $220,910 and none, respectively. The Company for the year ended March 31, 2019 recognized a gain on sale of assets of $9,748. This was a one-time sale. The Company for the year ended March 31, 2019 realized income from forgiveness of certain debts of $211,162. Both of these transactions are considered one-time transactions and are not expected to occur again.

Income/(Loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the year ended March 31, 2019 and for the year ended March 31, 2018 was $175,413 and $(130,991), respectively. The Company did not record a provision for income taxes for either period presented. We did not generate any revenues from our hair-care products business (prior to August 2018) nor have we generated any revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the year ended March 31, 2019 and for the year ended March 31, 2018 was $0.02 and $(0.02) per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 7,140,000, respectively, for the periods presented.

Liquidity

A significant portion of our public offering proceeds was used to pay for expenses associated with the offering. Our current cash position (approximately $13,900) was provided through a loan from our majority shareholder to cover working expenditures. Prepaid expense was approximately $1,800 for attributed to a deposit on business activities and operations within the US.

Prior to August 2018, most of our resources and efforts had been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. Post August 2018 we have been working on our new business operations here in the United States. We currently owe our majority shareholder approximately $39,400 as payment for expenses incurred subsequent to our Change in Control transaction. We expect this to increase substantially over the next 12 months.

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

Regulation

Government regulation could affect key areas of NetPay’s business, in the United States of America (“U.S.”) as well as internationally. NetPay, along with the rest of the financial services industry, continues to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”) in 2010. This legislation, which provides for sweeping financial regulatory reform, may have a significant and negative impact on the Company and its clients, which could impact NetPay’s earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on operations. The Financial Reform Act may also impact the competitive dynamics of the financial services industry in the U.S. by more adversely impacting large financial institutions, some of which may become NetPay clients, and by adversely impacting the competitive position of U.S. financial institutions in comparison to foreign competitors in certain businesses.

The Financial Reform Act created the Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. For example, the CFPB has promulgated a new rule regarding prepaid financial products, which, among other things, will establish new disclosure requirements specific to prepaid accounts, eliminate certain fees that may currently be imposed on prepaid accounts, and make it more difficult for a prepaid provider such as the Company’s business to offer courtesy overdraft protection on prepaid accounts. The rule is scheduled to become effective on April 1, 2019.  Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants, and thus negatively impact the Company’s business.

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. is currently negotiating the terms of its expected exit from the European Union which is scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including a transition period from March 29, 2019 through December 31, 2020 to allow time for the U.K. and the European Union to agree upon a future trade deal. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union and the terms of U.K.’s future relationship with the European Union. Although the Company does not currently plan to extend its business activities to the European Union, NetPay continues to monitor Brexit and its potential impact across key areas including service continuity, contracts, regulatory (including data privacy), the economy and freedom of movement of people.

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

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

MARCH 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NetPay International, Inc. (formerly Allegro Beauty Products, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetPay International, Inc. (formerly Allegro Beauty Products, Inc.) (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not generated any revenue and further losses are anticipated. The Company requires additional funds to meet its obligations and its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PLS CPA

PLS CPA,

A Professional Corp.

We have served as the Company’s auditor since 2016.

May 10, 2019

San Diego, CA. 92111

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018

ASSETS

CURRENT ASSETS:
Cash	$13,898	$4,986
Prepaid expense	1,751	74
Total Current Assets	15,649	5,060

Fixed assets	-	287

OTHER ASSETS:
Other assets	-	-
Deferred offering costs	-	-
Total Other Assets	-	-

TOTAL ASSETS	$15,649	$5,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,300	$149,500
Accrued expense	1,600	1,600
Loan – related party	39,373	1,000
Loans – non-related parties	-	57,684
TOTAL LIABILITIES	44,273	209,784

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of March 31, 2019 and 2018	8,025	8,025
Additional paid in capital	23,201	22,001
Retained deficit	(59,850)	(234,463)
Non-controlling interest in subsidiary	-	-
NetPay International, Inc. stockholders’ equity (deficit)	(59,850)	(234,463)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(28,624)	(204,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,649	$5,347

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended March 31, 2019	For the year ended March 31, 2018

Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	34	57
Product development costs	6,643	36,905
Consulting and other administrative costs	38,820	94,029
	45,497	130,991
Other Income/(Expense):
Gain on sale of assets	9,748	-
Debt forgiveness	211,162	-
Other expense	-	-
	220,910	-

Income/(loss) before provision for income taxes	175,413	(130,991)

Provision for income tax	800	800

Net income/(loss)	$174,613	$(131,791)

Basic and diluted income/(loss) per share	$0.02	$(0.02)

Weighted average common shares outstanding - basic and diluted	8,025,000	7,140,000

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2016 (date of inception)	5,500,000	$5,500	$-	$(102,672)	$(97,172)

Shares issued pursuant to registration statement on Form S-1	2,750,000	2,750	52,250	-	55,000

Deferred offering costs offset to additional paid in capital	-	-	(30,474)	-	(30,474)

Return to treasury of certain shares	(225,000)	(225)	225	-	-

Net loss	-	-	-	(131,791)	(131,791)

Balance – March 31, 2018	8,025,000	8,025	22,001	(234,463)	(204,437)

Relate party debt forgiveness – additional paid in capital	-	-	1,200	-	1,200

Net income	-	-	-	174,613	174,613

Balance - March 31, 2019	8,025,000	$8,025	$23,201	$(59,850)	$(28,624)

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended March 31, 2019	For the year ended March 31, 2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$174,613	$(131,791)
Depreciation and amortization expense	34	57
Gain from sale of assets	(9,748)	-
Debt forgiveness	(211,162)	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(1,677)	3,385
Change in deferred offering costs	-	24,041
Change in accounts payable	11,600	73,300
Change in accrued expense	-	800
Net Cash Provided by (Used in) Operating Activities	(36,340)	(30,208)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(344)
Net Cash (Used in) Investing Activities	-	(344)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from direct public offering	-	55,000
Deferred offering costs offset to additional paid in capital	-	(30,474)
Loan proceeds from related party	39,573	700
Loan repayment to nonrelated parties	(500)	(27,700)
Loan proceeds from nonrelated parties	6,179	37,682
Net Cash Provided by (Used In) Financing Activities	45,252	35,208
CHANGE IN CASH	8,912	4,656
CASH AT BEGINNING OF PERIOD	4,986	330
CASH AT END OF PERIOD	$13,898	$4,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$800	$-

Non-cash investing and financing activities:
Vendor account payment for fixed asset and intangible assets	$10,000	$-
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$1,200	$-
Return to treasury – common stock at no cost	$-	$225

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.

The accompanying consolidated financial statements include the accounts of NetPay International, Inc. and its majority-owned subsidiary, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiary and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiary in which the Company owns less than 100%, the Company recognizes a non-controlling interest for the ownership of the non-controlling owners. Non-controlling interests are immaterial for all of the periods presented, and are included in interest and other, net in the consolidated statement of operations, of which there are none for the periods presented.

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

MARCH 31, 2019

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

h. Impairment of Long-Lived Assets - The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sel.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $28,624 and an accumulated deficit of $59,850 at March 31, 2019. As of March 31, 2019, we have not generated any revenue and have no committed sources of capital or financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes the actions presently being taken by the Company to implement a revised business plan and to generate revenues will provide the Company opportunity to continue as a going concern. While the Company believes in its newly implemented business strategy, the Company will need to generate revenues and/or raise significant and additional funds to continue as a going concern. These plans include seeking financing from financial institutions, lenders, strategic business relationships or through acquisition. As well as seeking further capital from equity financings from the market. There can be no assurance that the Company will be successful in any of these efforts. The Company has historically relied upon loans to finance its operations and growth. The Company believes that with the financial support and continued backing of its majority shareholder, sufficient financing will be available to it. Nevertheless, failure to obtain additional financings or other sources of capital could have a material and adverse effect upon the Company and its shareholders.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SHARE CAPITAL

The Company has 100,000,000 shares of common stock authorized; par value $0.001 per share. The Company has 10,000,000 shares of blank check preferred stock authorized; par value $0.001 per share. The blank check preferred stock may be designated into one or more series, from time to time, by the Company's Board of Directors by filing a certificate pursuant to NRS Chapter 78.

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

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder, a former officer and director, settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This occurred on or about August 29, 2018.

At March 31, 2019, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 5 - DEFERRED OFFERING COSTS

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred that were directly related to our public offering. Deferred offering costs were netted against the proceeds of the public offering. Deferred offering costs of $30,474 were credited against additional paid in capital upon the closing of the public offering. As of March 31, 2019 and March 31, 2018 deferred offering costs were none for both periods.

NOTE 6 - LOANS - RELATED PARTY

Through the year ended March 31, 2019, the Company received approximately $39,400 from its majority shareholder to pay for operating expenses. The short-term funding is unsecured and bears no interest or repayment term.

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction.

NOTE 7 - LOANS - NONRELATED PARTIES

Through March 31, 2019 the Company received loan proceeds from three non-related parties of which none is currently outstanding. The loans were unsecured and carried no interest rate or specific repayment terms. The Company with the close of its public offering repaid $21,000 of these loans.

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

NOTE 9 - INCOME TAXES

As of March 31, 2019 and March 31, 2018, the Company had a net operating loss (“NOL”) carry-forward of $59,850 and $234,463, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of March 31, 2019	As of March 31, 2018
Deferred tax assets:
Net operating tax carryforwards	$12,569	$82,062
Other	-	-
Gross deferred tax assets	12,569	82,062
Valuation allowance	(12,569)	(82,062)
Net deferred tax assets	$-	$-

NETPAY INTERNATIONAL, INC.

(FORMERLY ALLEGRO BEAUTY PRODUCTS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 9 - INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset.

Reconciliation between statutory rate and effective tax rate for both periods presented and as of March 31, 2019 is:

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after March 31, 2019 through the date that these financial statements were issued. The following events were determined to be reportable.

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

Our Chief Executive Officer and Principal Executive Officer, Alon Elbaz, and our Chief Financial Officer and Principal Financial Officer, Limor Mamon, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Elbaz and Ms. Mamon concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Netpay International, Inc. as of March 31, 2019.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Our management consists of:

Name	Age	Title
Alon Elbaz	48	President, CEO, principal executive officer, chairman and director
Limor Mamon	50	CFO, treasurer, principal accounting officer and director

Alon Elbaz.  Mr. Alon Elbaz was appointed Chiefe Execugtive Officer of the Company on August 29, 2018.  since 2003, Mr. Elbaz has served as Chief Executive Officer of the Compunet Holdings AA Ltd. group of companies, which includes Netpay EUR Limited (“Netpay Europe”). Netpay Europe is a payment services provider that has been providing secure and safe credit card clearing services since 1997. Mr. Elbaz does not receive any compensation from the Company as a Director or as the Chief Executive Officer.

Limor Mamon.  Ms. Limor Mamon was appointed Chief Financial Officer of the Company on August 29, 2018. Since 2009, Ms. Mamon, has served as Chief Financial Officer of Netpay Europe.  Ms. Mamon earned a B.A. in Finance and Accounting from Tel Aviv University. Ms. Mamon does not receive any compensation from the Company as a Director or as the Chief Financial Officer.

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

Committees of the Board of Directors

The Company does not currently have any committees of the Board of Directors.  Concurrent with having sufficient members and resources, the Company’s board of directors plans to establish an audit committee and a compensation committee. We believe that a minimum of five directors is needed to have effective committee systems. The audit committee will review the results and scope of annual audits and other services provided by independent auditors and will review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for officers. No final determination has yet been made as to the membership requirements of these committees or when we may have sufficient members to establish such committees. See “Executive Compensation” hereinafter.

All directors will be reimbursed by NetPay International for any expenses incurred in attending directors' meetings provided that NetPay International has the resources to pay these fees. NetPay International will consider applying for officers and directors liability insurance at such time that it has the resources to do so.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code has been filed with the SEC and is available upon written request to the Company.

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

Director Nominations

As of March 31, 2019, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table shows, for the twelve months ended March 31, 2019 and 2018, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
(1)Alon Elbaz CEO and Director	2019	-	-	-	-	-	-	-	-

(1) Limor Mamon CFO and Director	2019	-	-	-	-	-	-	-	-

(1) There is no formal employment arrangement with Mr. Elbaz or Ms. Mamon at this time.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2019.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alon Elbaz(1)	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Elbaz provides his services to the Company for no compensation.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2019. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2019. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2019. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 10, 2019 we had 8,025,000 shares of common stock outstanding which are held by 6 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 10, 2019; of all directors and executive officers of NetPay International; and of our directors and officers as a group.

Title Of Class	Name and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Alon Elbaz	5,978,332(3)	74.50%
Common	Limor Mamon	401,250	5.00%
	All Directors and Officers as a group (2 persons)	6,379,582	79.50%

(1) The address for purposes of this table is the Company’s address which is 2 Hamanofim Street, Herzliya Pituach 46722562 Israel.

(2) Unless otherwise indicated, NetPay International believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3) Includes 5,577,082 shares of common stock owned directly by Compunet Holdings AA Ltd. and for which Mr. Elbaz claims beneficial ownership as the owner of Compunet Holdings, and 401,250 shares of common stock owned directly by Mr. Elbaz.

Securities Authorized for Issuance under Equity Compensation Plans

None

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Introduction

We were incorporated under the laws of the State of Nevada on March 31, 2016. NetPay International is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. There are 8,025,000 shares of our common stock issued and outstanding as of March 31, 2019 held by six shareholders of record:

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

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for two years after the date the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless the combination meets all the requirements of our Articles of Incorporation; and the combination was either approved (1) by our board of directors before the person became an interested shareholder; or (2) by the board of directors and disinterested shareholders representing at least 60% of the Company’s voting power. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the two-year period only if the shareholder receives approval from a majority of our disinterested shareholders or the combination meets the requirements for adequate consideration that are specified in NRS 78.441-42. For the above provisions, “resident domestic-corporation” means a Nevada corporation that has 200 or more shareholders of record. An “interested stockholder” is defined in NRS 78.423 as someone who is either:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address is 2 Hamanofim Street, Herzliya Pituach 46722562 Israel. The space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of us using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space.

As of March 31, 2019, we owe $39,373 in connection with an interest-free demand loan from our majority shareholder, Compunet Holdings AA Ltd. The proceeds were used for basic working capital purposes. No written or oral agreement exists between Compunet Holdings AA Ltd., Mr. Elbaz the Chief Executive Officer of Compunet Holdings AA Ltd. and the Company concerning this loan. The Company does not intend to repay this loan for the foreseeable future.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB as maintained by OTC Markets Group, Inc. does not have director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, neither Mr. Alon Elbaz nor Ms. Limor Mamon are independent directors because both Mr. Elbaz and Ms. Mamon currently serve as officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2019 and March 31, 2018 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2019	March 31, 2018
Audit fees (1)	$10,500	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,500	$10,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2019 and March 31, 2018.

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

NETPAY INTERNATIONAL, INC.
(Registrant)

Date: May 10, 2019	By:	/s/ Limor Mamon
Limor Mamon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Alon Elbaz Alon Elbaz	Director and Chief Executive Officer (Principal Executive Officer)	May 10, 2019