Form 10-Q
period 2019-06-30
NetPay International Inc
filed 2019-07-18
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-214549

NETPAY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 HAMANOFIM STREET, HERZLIYA PITUACH, ISRAEL	46722562
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of July 18, 2019 was 8,025,000 shares.

NETPAY INTERNATIONAL, INC.

Part I. Financial Information

Item 1 - Interim Financial Statements (Unaudited)

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$5,564	$13,898
Prepaid expense	4,251	1,751
Total Current Assets	9,815	15,649

Fixed assets	-	-

TOTAL ASSETS	$9,815	$15,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$14,925	$3,300
Accrued expense	1,600	1,600
Loans – non-related parties	-	-
Loan – related party	57,373	39,373
TOTAL LIABILITIES	73,898	44,273

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of June 30, 2019 and March 31, 2019	8,025	8,025
Additional paid in capital	23,201	23,201
Retained deficit	(95,309)	(59,850)
Total NetPay International, Inc. stockholders’ equity (deficit)	(64,083)	(28,624)
Non-controlling interest in subsidiary	-	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(64,083)	(28,624)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,815	$15,649

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
	(unaudited)	(unaudited)

Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	-	17
Product development costs	-	6,643
Consulting and other administrative costs	35,459	7,993
	35,459	14,653
Income/(loss) before provision for income taxes	(35,459)	(14,653)

Provision for income tax	-	-

Net income/(loss)	$(35,459)	$(14,653)

Basic and diluted income/(loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,025,000	8,025,000

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND THE THREE MONTHS ENDED JUNE 30, 2019

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2018 (audited)	8,025,000	$8,025	$22,001	$(234,463)	$(204,437)

Net income/(loss) for the three months
ended June 30, 2018 (unaudited)	-	-	-	(14,653)	(14,653)

Balance – June 30, 2018 (unaudited)	8,025,000	$8,025	$22,001	$(249,116)	$(219,090)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2019 (audited)	8,025,000	$8,025	$23,201	$(59,850)	$(28,624)

Net income/(loss) for the three months
ended June 30, 2019 (unaudited)	-	-	-	(35,459)	(35,459)

Balance – June 30, 2019 (unaudited)	8,025,000	$8,025	$23,201	$(95,309)	$(64,083)

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended June 30, 2019	For the three months ended June 30, 2018

	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(35,459)	$(14,653)
Depreciation and amortization expense	-	17
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(2,500)	74
Change in accounts payable	11,625	8,300
Change in accrued expense	-	-
Net Cash Provided by (Used in) Operating Activities	(26,334)	(6,262)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	18,000	200
Loan proceeds from nonrelated parties	-	3,179
Net Cash Provided by (Used In) Financing Activities	18,000	3,379

CHANGE IN CASH	(8,334)	(2,883)
CASH AT BEGINNING OF PERIOD	13,898	4,986
CASH AT END OF PERIOD	$5,564	$2,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended March 31, 2019 and notes thereto contained.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

b.Stock-based Compensation - The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

c.Use of Estimates and Assumptions - Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

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

e.Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

f.Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. No provision was made for Federal income tax.

g.Revenue Recognition - The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

h.Impairment of Long-Lived Assets - The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.Advertising - Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

j.Intangible Assets - Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

k.Recently Issued Accounting Pronouncements - The Company reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $64,083 and an accumulated deficit of $95,309 at June 30, 2019. As of June 30, 2019, we have not generated any revenue and have no committed sources of capital or financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

At June 30, 2019, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

NOTE 5 - LOANS - RELATED PARTY

Through the three months ended June 30, 2019, the Company received approximately $18,000 from its majority shareholder to pay for operating expenses. The short-term funding is unsecured and bears no interest or repayment term.

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This transaction completed during the 2nd quarter of fiscal year ending March 31, 2019.

NOTE 6 - LOANS - NONRELATED PARTIES

Prior to the fiscal year ending March 31, 2019 the Company had loans from non-related parties of which none were outstanding as of March 31, 2019 or as of June 30, 2019. The loans were unsecured and carried no interest rate or specific repayment terms.

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized debt forgiveness of $63,300 related to the non-related party loans. This occurred on or about August 29, 2018. These transactions completed during the 2nd quarter of fiscal year ending March 31, 2019.

NOTE 7 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

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

In connection with the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder guaranteed the settlement of certain debts resulting in the sale of certain assets in exchange for an account payable of $10,000. This resulted in the Company recognizing a gain on sale of assets of $9,700. These assets consisted of certain intellectual property of the Company and fixed assets that had been fully depreciated on the date of sale. These transactions completed during the 2nd quarter of fiscal year ending March 31, 2019.

NOTE 8 - INCOME TAXES

As of June 30, 2019 and March 31, 2019, the Company had a net operating loss (“NOL”) carry-forward of $95,309 and $59,850, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of June 30, 2019	As of March 31, 2019
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$20,015	$12,569
Other	-	-
Gross deferred tax assets	20,015	12,569
Valuation allowance	(20,015)	(12,569)
Net deferred tax assets	$-	$-

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Reconciliation between statutory rate and effective tax rate for both periods presented and as of June 30, 2019 was:

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after June 30, 2019 through the date that these financial statements were issued. The following events were determined to be reportable.

The Company during the month of July received $80,000 in working capital funds for its business operations through a loan with its majority shareholder, a related party. The funds were borrowed on the same terms and conditions as the previous loan(s).

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operations

As of July 18, 2019, we have two employees, our President and Chief Executive Officer, Mr. Alon Elbaz, and our Chief Financial Officer, Ms. Limor Mamon. NetPay is a development stage company and has little to no financial resources besides shareholder loans. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

As of June 30, 2019, we had limited assets which consist of cash ($5,564) and prepaid expenses ($4,251). Subject to our obtaining financing, we expect to increase our overall assets over the next few months as we further develop our payment processing business with significant capital investment as well as fixed assets such as computers and sophisticated management information systems to improve and secure our services. In order to fund our business activities over the next 12 months, we will attempt to secure sufficient and satisfactory funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, from Mr. Elbaz, and from others. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. As of the date of this report we have received more than $57,000 in loans from our majority shareholder. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

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

Result of Operations for the Three Months ended June 30, 2019 and for the Three Months ended June 30, 2018

Expenses

Expenses for the Three Months ended June 30, 2019 and for the Three Months ended June 30, 2018 was $35,459 and $14,653, respectively. Product development costs for the Three Months ended June 30, 2019 and for the Three Months ended June 30, 2018 were none and $6,643, respectively. The Company for the Three Months ended June 30, 2019 and for the Three Months ended June 30, 2018 incurred $35,459 and $7,993, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Three Months ended June 30, 2019 and for the Three Months ended June 30, 2018 incurred none and $17 in depreciation expense, respectively.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Three Months ended June 30, 2019 and for the Three Months ended June 30, 2018 was $(35,459) and $(14,653), respectively. The Company did not record a provision for either period presented. We did not generate revenues from our hair-care products business (prior to August 2018) nor have we generated any revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Three Months ended June 30, 2019 and for the Three Months ended June 30, 2018 was $(0.00) and $(0.00) per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,025,000, respectively, for the periods presented.

Liquidity

Our current cash position (approximately $5,600) was provided through a loan from our majority shareholder to cover working expenditures.

Prior to August 2018, most of our resources and efforts had been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. Post August 2018 we have been working on our new business operations here in the United States. We currently owe our majority shareholder approximately $57,400 as payment for expenses incurred subsequent to our Change in Control transaction. We expect this to increase substantially over the next 12 to 18 months.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

Item 4. - Controls and Procedures

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NetPay is an early stage company and has virtually no financial resources. As of June 30, 2019 and March 31, 2019 we had a negative working capital balance of $64,083 and $28,624, respectively, and stockholders’ deficit of $64,083 and $28,624, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2019; the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

3. No assurance can be given that NetPay will be able to attract and retain qualified employees and consultants.

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

4. We face a high risk of business failure.

Despite the Change in Control and plan of operations laid out, as of June 30, 2019, we had no operating revenues. Therefore, we face a high risk of business failure.

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

16. The Company sold its shares without an underwriter. A small number of persons purchased our shares and they may risk losing their investment without a market to develop for our shares.

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

While we are able to have our shares quoted on the OTC-Pink market (formerly the Pink Sheets), we plan to attempt to have our shares quoted on the OTCQB (the share price quotation service owned by OTC Markets, Inc.). We applied through a broker-dealer and its’ clearing firm to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. It is commonly believed if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC market and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC market and the OTCQB). While we have achieved DTC-eligibility, this is not a requirement in order to trade on the OTC market or the OTCQB. We believe, however, that DTC-eligibility is a necessity to process trades on the OTC market and the OTCQB if we are going to trade with any volume.

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

22. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

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

The Sarbanes-Oxley Act of 2002, as well as amendments proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

None for the period ending June 30, 2019

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
Date: July 18, 2019
	By:	/s/ Limor Mamon
Limor Mamon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Alon Elbaz	Director and Chief Executive Officer (Principal Executive Officer)	July 18, 2019
Alon Elbaz