Form 10-Q
period 2019-09-30
NetPay International Inc
filed 2019-10-16
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
	(Do not check if a smaller reporting company)	[X]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of October 16, 2019 was 8,025,000 shares.

NETPAY INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (unaudited)	3

	Consolidated Balance Sheets of NetPay International, Inc. at September 30, 2019 (unaudited) and March 31, 2019 (audited)	3

	Consolidated Statement of Operations of NetPay International, Inc. for the Three Months and Six Months Ended September 30, 2019 and 2018 (unaudited)	4

	Consolidated Statement of Stockholders Equity (Deficit) of NetPay International, Inc. for the Three Months Ended June 30, 2019 and 2018 and for the Three Months Ended September 30, 2019 and 2018 (unaudited)	5

	Consolidated Statement of Cash Flows of NetPay International, Inc. for the Six Months Ended September 30, 2019 and 2018 (unaudited)	6

	Notes To The Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29

Part I. Financial Information

Item 1 - Interim Financial Statements (Unaudited)

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$760,073	$13,898
Prepaid expense	1,751	1,751
Total Current Assets	761,824	15,649

Other assets – non-current	-	-

TOTAL ASSETS	$761,824	$15,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,200	$3,300
Accrued expense	1,598	1,600
Loans – non-related parties	-	-
Loan – related party	837,374	39,373
TOTAL LIABILITIES	847,172	44,273

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of September 30, 2019 and March 31, 2019	8,025	8,025
Additional paid in capital	23,201	23,201
Retained deficit	(116,574)	(59,850)
Total NetPay International, Inc. stockholders’ equity (deficit)	(85,348)	(28,624)
Non-controlling interest in subsidiary	-	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(85,348)	(28,624)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$761,824	$15,649

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
	(unaudited)	(unaudited)
Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	-	17
Consulting and other administrative costs	21,265	8,206
	21,265	8,223
Other Income/(Expense):
Gain on sale of assets	-	9,748
Debt forgiveness	-	211,162
	-	220,910
Income/(loss) before provision for income taxes	(21,265)	212,687
Provision for income tax	-	-

Net income/(loss)	$(21,265)	$212,687

Basic and diluted income/(loss) per share	$(0.00)	$0.03

Weighted average common shares outstanding - basic and diluted	8,025,000	8,025,000

	For the six months ended September 30, 2019	For the six months ended September 30, 2018
	(unaudited)	(unaudited)

Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	-	34
Product development costs	-	6,643
Consulting and other administrative costs	56,724	16,199
	56,724	22,876
Other Income/(Expense):
Gain on sale of assets	-	9,748
Debt forgiveness	-	211,162
	-	220,910
Income/(loss) before provision for income taxes	(56,724)	198,034
Provision for income tax	-	-

Net income/(loss)	$(56,724)	$198,034

Basic and diluted income/(loss) per share	$(0.01)	$0.03

Weighted average common shares outstanding - basic and diluted	8,025,000	8,025,000

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND THE SIX MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2018 (audited)	8,025,000	$8,025	$22,001	$(234,463)	$(204,437)

Net income/(loss) for the three months
ended June 30, 2018 (unaudited)	-	-	-	(14,652)	(14,653)

Balance – June 30, 2018 (unaudited)	8,025,000	8,025	22,001	(249,116)	(219,090)

Debt forgiveness - related party	-	-	1,200	-	1,200

Net income/(loss) for the three months
ended September 30, 2018 (unaudited)	-	-	-	212,687	212,687

Balance – September 30, 2018 (unaudited)	8,025,000	$8,025	$23,201	$36,429	$7,603

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2019 (audited)	8,025,000	$8,025	$23,201	$(59,850)	$(28,624)

Net income/(loss) for the three months
ended June 30, 2019 (unaudited)	-	-	-	(35,459)	(35,459)

Balance – June 30, 2019 (unaudited)	8,025,000	8,025	23,201	(95,309)	(64,083)

Net income/(loss) for the three months
ended September 30, 2019 (unaudited)	-	-	-	(21,265)	(21,265)

Balance – September 30, 2019 (unaudited)	8,025,000	$8,025	$23,201	$(116,574)	$(85,348)

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended September 30, 2019	For the six months ended September 30, 2018
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(56,724)	$198,034
Depreciation and amortization expense	-	34
Gain from sale of assets	-	(9,748)
Debt forgiveness	-	(211,162)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	-	74
Change in accounts payable	4,899	13,575
Change in accrued expense	-	(1,600)
Net Cash Provided by (Used in) Operating Activities	(51,825)	(10,793)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	798,000	200
Loan repayment to nonrelated party	-	(500)
Loan proceeds from nonrelated parties	-	6,179
Net Cash Provided by (Used In) Financing Activities	798,000	5,879

CHANGE IN CASH	746,175	(4,914)
CASH AT BEGINNING OF PERIOD	13,898	4,986
CASH AT END OF PERIOD	$760,073	$72

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$1,600

Non-cash investing and financing activities:
Vendor account payment for fixed asset and intangible assets	$-	$10,000
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$-	$1,200
Return to treasury – common stock at no cost	$-	$-

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization - NetPay International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 31, 2016. The Company formerly known as Allegro Beauty Products, Inc. issued 5,500,000 shares of its common stock to its founder at inception in exchange for organizational services. The Company purchased from its founder a business plan, product/inventory, and proprietary formulas at no charge from its founder.

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for by our founder and former president and chief executive officer. Total liabilities at the time approximated $225,000. The board of directors nominated Mr. Alon Elbaz to the board on August 29, 2018. Concurrently our founder and former president and chief executive officer resigned from the board of directors and from all her executive positions within the Company.

On August 29, 2018, Mr. Elbaz was appointed as Chief Executive Officer to the Company, and Ms. Limor Mamon was appointed as Chief Financial Officer. Both Mr. Elbaz and Ms. Mamon currently serve in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based business. On September 17, 2018, the board of directors and a majority of the shareholders approved the name change to NetPay International, Inc. The effective date of the name change was November 7, 2018.

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant's credit card acquiring, clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different than the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services arena.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

l. Going Concern Alleviation - The accompanying financial statements have been prepared assuming that the Company no longer has a going concern issue. As of September 30, 2019, we still have not generated any revenue and have no committed sources of capital or financing besides the $780,000 in funding from our majority shareholder (see Note 4 – Loans – Related Party and Note 9 – Subsequent Events). Our majority shareholder and its commitment to funding and the execution of the new business plan (see Note 8 – Business Model and Expansion), however, make the going concern issue disappear all together.

Management believes the actions recently taken by the Company to implement its business plan and entering into a payment facilitator merchant agreement will provide for long term revenue production, eliminating any concerns for the Company. Company’s management believes that with the continued and substantial financial support and backing from of its majority shareholder, financing will become available to support its expansion plans. With the assistance and guidance of our majority shareholder, our management, who are successful in the payment facilitation market that the Company will continue to thrive.

NOTE 3 - SHARE CAPITAL

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

At September 30, 2019, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NOTE 4 - LOANS - RELATED PARTY

For the six months ended September 30, 2019, the Company received approximately $798,000 from its majority shareholder to pay for working capital and operating expenses. As of September 30, 2019, loans from related party was $837,373 ($39,373 as of March 31, 2019). The short-term funding was unsecured and bore no interest or repayment terms.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 4 - LOANS - RELATED PARTY (CONTINUED)

With the Change in Control (see Note 1 – Organization and Basis of Presentation), our founder settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This transaction completed for the period ending September 30, 2018.

NOTE 5 - LOANS - NONRELATED PARTIES

Prior to the fiscal year ending March 31, 2019 the Company had loans from non-related parties of which none were outstanding as of March 31, 2019 or as of September 30, 2019. The loans were unsecured and carried no interest rate or specific repayment terms.

With the Change in Control (see Note 1 – Organization and Basis of Presentation), our founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized debt forgiveness of $63,300 related to the non-related party loans. This occurred on or about August 29, 2018. These transactions completed for the period ending September 30, 2018.

NOTE 6 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

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

In connection with the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder guaranteed the settlement of certain debts resulting in the sale of certain assets in exchange for an account payable of $10,000. This resulted in the Company recognizing a gain on sale of assets of $9,700. These assets consisted of certain intellectual property of the Company and fixed assets that had been fully depreciated on the date of sale. These transactions completed for the period ending September 30, 2018.

NOTE 7 - INCOME TAXES

As of September 30, 2019 and March 31, 2019, the Company had a net operating loss (“NOL”) carry-forward of $116,574 and $59,850, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of September 30, 2019	As of March 31, 2019
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$24,481	$12,569
Other	-	-
Gross deferred tax assets	24,481	12,569
Valuation allowance	(24,481)	(12,569)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset.

Reconciliation between statutory rate and effective tax rate for both periods presented and as of September 30, 2019 was:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 7 - INCOME TAXES (CONTINUED)

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

NOTE 8 – BUSINESS MODEL AND EXPANSION

Settlement assets and obligations and merchant float will in the future represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, merchants and sponsoring members (financial organizations like WorldPay (see Note 9 – Subsequent Events). Funds will be processed under two models, a sponsorship model and a direct member model. In the United States, the Company will operate under the sponsorship model, and outside the United States the Company will operate under the direct membership model in association with its majority shareholder, Compunet Holdings.

Under the sponsorship model, in order for the Company to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company intends to have an agreement with WorldPay, (the “Sponsoring Member”) to provide sponsorship services to the Company. Under the WorldPay sponsorship agreement, the Company will be registered through WorldPay as a Visa third-party agent and a MasterCard service provider. The sponsorship services allow the Company to route transactions under the Sponsoring Members' membership to clear card transactions through MasterCard, Visa and other networks. Under this model, the standards of the payment networks restrict us from performing funds settlement and as such require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement assets and obligations resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network will be the responsibility of the Sponsoring Member and will not be recorded on the Company’s books.

In the United States, settlement assets and obligations will be recorded by the Company related to the Issuer Solutions business when funds will be transferred from the Company to the Sponsoring Member for settlement prior to receiving funds from the financial institution customer or funds will be received from the financial institution customer prior to transferring funds to the Sponsoring Member for settlement. These timing differences result in a settlement asset or obligation. The amounts are generally collected or paid the following business day.

Settlement assets and obligations will also be recorded in the United States as result of intermediary balances due to/from the Sponsoring Member. The Company expects to receive funds from certain networks which are owed to the Sponsoring Member for settlement. In other cases, the Company will transfer funds to the Sponsoring Member for settlement in advance of receiving funds from the network. These timing differences result in a settlement asset or obligation. The amounts are generally collected or paid the following business day. Additionally, U.S. settlement assets and obligations arise related to interchange expenses, merchant reserves and exception items.

Under the direct membership model, the Company will become a direct member through its majority shareholder Compunet Holdings in Visa, MasterCard and other various payment networks, as third party sponsorship to the networks is not required. Settlement assets and obligations result when the Company submits the merchant file to the network or when funds are received by the Company in advance of paying funds to a different entity or merchant. The amounts are generally collected or paid the following business day.

Merchant float will represent surplus cash balances the Company will hold on behalf of its merchant customers when the incoming amount from the card networks precedes the period when funding to customers falls due. Such funds will be held in a fiduciary capacity and will not be available for the Company to use to fund its cash requirements.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after September 30, 2019 through the date that these financial statements were issued. The following events were determined to be reportable.

On October 11, 2019 the Company entered into an agreement with its commercial bank to issue a standby letter of credit on behalf of the Company to the WorldPay, LLC (“WorldPay”) in the amount of $500,000 to allow the Company to provide payment facilitator merchant services in the USA through WorldPay. The standby letter of credit is valid until cancelled or maturity and is collateralized by the revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letter of credit for as long as the Company continues to do business with WorldPay in the USA. No amounts have been drawn under the standby letter of credit. The Company funded the initial $500,000 in liquid funds with Bank Leumi, its commercial bank of record. The Company incurred approximately $12,500 in expense associated with entering into the stand-by letter of credit.

Additionally, as of the date of this report, the Company is negotiating a long-term payment facilitator merchant agreement with WorldPay. The agreement will provide for the Company to process an unlimited amount of credit card transactions, subject to the terms of the agreement on fees, chargebacks, and other costs associated with this business and the payment facilitator merchant agreement.

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

On August 29, 2018, Mr. Elbaz was appointed as Chief Executive Officer, and Ms. Limor Mamon was appointed as Chief Financial Officer. Both Mr. Elbaz and Ms. Mamon serve in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd. (“Compunet”). It is the intent of Compunet to expand its operations to the United States and the North American continent with the Company as its primary operational entity.

On September 17, 2018, the board of directors and a majority of the shareholders of record approved the name change from Allegro Beauty Products, Inc. to NetPay International, Inc. On or about October 16, 2018, the Company mailed an Information Statement to its shareholders. The holders of a majority of the outstanding shares of the Company’s common stock executed a written consent in lieu of a special meeting approving the amendment to the Articles of Incorporation to change the name to NetPay International, Inc. The effective date of the name change was November 7, 2018. The Company rebranded itself as NetPay.

Recent Developments

On October 11, 2019, the Company entered into an agreement with its commercial bank to issue a standby letter of credit on behalf of the Company to the WorldPay, LLC (“WorldPay”) in the amount of $500,000 to allow the Company to provide payment facilitator merchant services in the USA through WorldPay. The standby letter of credit is valid until cancelled or maturity and is collateralized by the revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letter of credit for as long as the Company continues to do business with WorldPay in the USA. No amounts have been drawn under the standby letter of credit. The Company funded the initial $500,000 in liquid funds with Bank Leumi, its commercial bank of record. The Company incurred approximately $12,500 in expense associated with entering into the stand-by letter of credit.

Additionally, as of the date of this report, the Company is negotiating a long-term payment facilitator merchant agreement with WorldPay. The agreement will provide for the Company to process an unlimited amount of credit card transactions, subject to the terms of the agreement on fees, chargebacks, and other costs associated with this business and the payment facilitator merchant agreement.

Plan of Operations

As of September 30, 2019, we have two employees, our President and Chief Executive Officer, Mr. Alon Elbaz, and our Chief Financial Officer, Ms. Limor Mamon. NetPay is a development stage company and has little to no financial resources besides shareholder loans. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

As of September 30, 2019, we had assets which consist primarily of cash ($760,073) and prepaid expenses ($1,750). Subject to our obtaining financing, we expect to additionally increase our assets over the next few months as we develop our payment processing business with significant capital investment as well as fixed assets such as computers and sophisticated management information systems to improve and secure our services. In order to fund our business activities over the next 12 months, we will attempt to secure additional funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, and from other financial institutions when available. There can be no assurance that we will be able to obtain any additional funds or that such funds will be offered on terms acceptable to us. On October 10, 2019 the Company memorialized the $780,000 in working capital funding from our majority shareholder in the form of a loan. The loan bears interest at the Israel Bank Prime Rate plus 2.45% per annum, compounded annually. Interest accrues until the loan is repaid on December 31, 2020.

Netpay EUR Limited (“Netpay Europe”) is a premier payment service provider owned by Compunet Holdings AA Ltd. and managed by Mr. Elbaz. Founded in 2003, Netpay Europe has built a successful credit card clearing service based on state-of-the-art technologies. Netpay Europe has evolved over the years to better satisfy and understand the needs of e-commerce and the payment services industry. Netpay Europe acts as a one-stop-shop for e-commerce merchant’s payments needs by providing secure and innovative payment solutions and enhanced payment services. Netpay Europe’s goal is to support and protect the interests of its customers by providing industry leading technology combined with premier-quality service. Netpay Europe has been providing secure and safe credit card clearing (payment) services for years. These services are easy to use and include innovative and strategic payment solutions. Based on Netpay Europe’s technology, transactions are completed speedily and simply, with stringent data-security standards. Netpay Europe’s tech-team has been working for more than twenty years to improve systems for merchant payment and servicing needs, with a key focus on risk management. Netpay Europe offers businesses a complete turn-key solution, and acts as a one-stop-shop for all merchants’ payment servicing needs.

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

We anticipate that our new business will begin to generate sales of core services during the 4th quarter of calendar year 2019, although no assurances can be given that we will achieve this goal. The launch of our new business will depend on our ability to obtain sufficient financing.

In order to further our plan of operations, we will need to secure additional financing of approximately $2,500,000 beyond the $780,000 that we received from our majority shareholder, Compunet. If we are not successful in securing this capital, we will not be able to proceed with our business plan as contemplated. Our plan of operations will require us to establish additional sources of capital to fulfill our operational requirements if we do not obtain sufficient financing from our majority shareholder. These funds will go towards building out our US operations to ultimately generate sales.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 3 months or for that matter in the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. As of the date of this report we have received more than $837,000 in loans from Compunet. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

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

Result of Operations for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018

Expenses

Expenses for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018 was $21,265 and $8,223, respectively. Product development costs for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018 were none and $8,206, respectively. The Company for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018 incurred $21,265 and $8,206, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018 incurred none and $17 in depreciation expense, respectively.

Other Income/(Expense)

Other income/(expense) for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018 was none and $220,910, respectively. The Company for the Three Months ended September 30, 2018 recognized a gain on sale of assets of $9,748. This was a one-time sale. The Company for the Three Months ended September 30, 2018 realized income from forgiveness of certain debts of $211,162. Both of these transactions are considered one-time transactions.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018 was $(21,265) and $212,687, respectively. The Company did not record a provision for either period presented. We did not generate revenues from our hair-care products business (prior to August 2018) nor have we generated any revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Three Months ended September 30, 2019 and for the Three Months ended September 30, 2018 was $(0.00) and $0.03 per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,025,000, respectively, for the periods presented.

Result of Operations for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018

Expenses

Expenses for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018 was $56,724 and $22,876, respectively. Product development costs for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018 were none and $6,643, respectively. The Company for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018 incurred $56,724 and $16,199, respectively, in consulting, administrative and other costs associated with its operations. The Company for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018 incurred none and $34 in depreciation expense, respectively.

Other Income/(Expense)

Other income/(expense) for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018 was none and $220,910, respectively. The Company for the Six Months ended September 30, 2018 recognized a gain on sale of assets of $9,748. This was a one-time sale. The Company for the Six Months ended September 30, 2018 realized income from forgiveness of certain debts of $211,162. Both of these transactions are considered one-time transactions.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018 was $(56,724) and $198,034, respectively. The Company did not record a provision for either period presented. We did not generate revenues from our hair-care products business (prior to August 2018) nor have we generated any revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Six Months ended September 30, 2019 and for the Six Months ended September 30, 2018 was $(0.01) and $0.03 per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,025,000, respectively, for the periods presented.

Liquidity

Our current cash position (approximately $760,000) was provided through several loans from our majority shareholder to cover working expenditures and as collateral for our intended standby letter of credit with our banking institution.

Prior to August 2018, most of our resources and efforts had been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. Post August 2018 we have been working on our new business operations here in the United States. We currently owe our majority shareholder approximately $837,400 as payment for expenses incurred subsequent to our Change in Control transaction. We expect this to increase this amount.

Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to successfully commence the launch of our business for 2019/2020. Obstacles may prevent us from launching our new business despite the availability of funding and our efforts. If we are unable to raise additional funds, significant funding amounts may have to be provided by our majority shareholder to the extent that it is capable and willing to provide such loans. We do not have any oral or written agreements in place with our majority shareholder or any third parties for such funds and cannot provide any assurances that we will be able to obtain such funds.

Private capital, if sought, will most likely be sought from business associates of our executive officers or a network of private investors referred to us by those same associates. To date, we have not sought any significant funding source, other than from sources that have provided loans to us already, and we have not authorized any persons or entities to seek funding on our behalf. If a market for our common stock develops, of which there can be no assurances, we may use our restricted shares to compensate others whenever possible. We cannot predict the likelihood of a source of capital or that funds needed to complete our business objectives will be obtained or identified.

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

There are no current plans to seek outside private investment. We do not have any current plans to raise funds through the sale of additional securities. We intend to seek further financing from our current lender in order to further fund our working capital needs, especially in instances where we cannot defer payment of services.

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

Seasonality

We have not generated any revenues so we have no direct experience with seasonality for our business. We do not expect that our business operations as currently outlined will be affected by seasonality.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to the Business

1. NetPay has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph.

NetPay is an early stage company and has limited financial resources. As of September 30, 2019 and March 31, 2019 we had a negative working capital balance of $85,350 and $28,624, respectively, and stockholders’ deficit of $85,348 and $28,624, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2019; the Company losses from operations raised substantial doubt about our ability to continue as a going concern as of that date. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing beyond the amount received from our majority shareholder, Compunet, to not be considered a going concern once again.

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

4. We face a risk of business failure.

Despite the Change in Control and plan of operations laid out, as of September 30, 2019, we had no operating revenues. Therefore, we face a risk of business failure.

5. We operate in a highly competitive market and therefore face a risk of business failure or at the very least a competitive disadvantage.

We are aware of many competitors to our business operations. Our success in this industry will be largely dependent on our ability to distinguish and establish a need for our services. Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, customer service, and results.

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

We have no firm commitments for any funds besides the monies that we have received from our majority shareholder, Compunet. If we are unable to raise sufficient additional financing or other financial resources to develop, and market our services, our business will fail and investors will lose their entire investment.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a degree of risk.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending September 30, 2019

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
Date: October 16, 2019
	By:	/s/ Limor Mamon
Limor Mamon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Alon Elbaz	Director and Chief Executive Officer (Principal Executive Officer)	October 16, 2019
Alon Elbaz