Form 10-Q
period 2019-12-31
NetPay International Inc
filed 2020-02-11
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of February 11, 2020 was 8,025,000 shares.

NETPAY INTERNATIONAL, INC.

Part I. Financial Information

Item 1 - Interim Financial Statements (Unaudited)

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$723,488	$13,898
Prepaid expense and other	16,493	1,751
Total Current Assets	739,981	15,649

Other assets – non-current	-	-

TOTAL ASSETS	$739,981	$15,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$43,842	$3,300
Accrued expenses	-	1,600
Loans – non-related parties	-	-
Loan – related party	837,373	39,373
TOTAL LIABILITIES	881,215	44,273

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of December 31, 2019 and March 31, 2019	8,025	8,025
Additional paid in capital	23,201	23,201
Retained deficit	(172,460)	(59,850)
Total NetPay International, Inc. stockholders’ equity (deficit)	(141,234)	(28,624)
Non-controlling interest in subsidiary	-	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(141,234)	(28,624)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$739,981	$15,649

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended December 31, 2019	For the three months ended December 31, 2018
	(unaudited)	(unaudited)
Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	-	-
Legal and other professional fees	41,705	6,065
Consulting and other administrative costs	2,295	2,517
	44,000	8,582
Other Income/(Expense):
Interest expense – related party	(13,611)	-
Interest income	1,725	-
	(11,886)	-
Income/(loss) before provision for income taxes	(55,886)	(8,582)
Provision for income tax	-	-

Net income/(loss)	$(55,886)	$(8,582)

Basic and diluted income/(loss) per share	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,025,000	8,025,000

	For the nine months ended December 31, 2019	For the nine months ended December 31, 2018
	(unaudited)	(unaudited)

Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	-	34
Product development costs	-	6,643
Legal and professional fees	90,790	21,365
Consulting and other administrative costs	9,934	3,816
	100,724	31,858
Other Income/(Expense):
Interest expense – related party	(13,611)	-
Interest income	1,725	-
Gain on sale of assets	-	9,748
Debt forgiveness	-	211,162
	(11,886)	220,910
Income/(loss) before provision for income taxes	(112,610)	189,052
Provision for income tax	-	-

Net income/(loss)	$(112,610)	$189,052

Basic and diluted income/(loss) per share	$(0.02)	$0.02

Weighted average common shares outstanding - basic and diluted	8,025,000	8,025,000

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2018 (audited)	8,025,000	$8,025	$22,001	$(234,463)	$(204,437)

Net income/(loss) for the three months
ended June 30, 2018 (unaudited)	-	-	-	(14,653)	(14,653)

Balance – June 30, 2018 (unaudited)	8,025,000	8,025	22,001	(249,116)	(219,090)

Debt forgiveness - related party	-	-	1,200	-	1,200

Net income/(loss) for the three months
ended September 30, 2018 (unaudited)	-	-	-	212,687	212,687

Balance – September 30, 2018 (unaudited)	8,025,000	8,025	23,201	(36,429)	(5,203)

Net income/(loss) for the three months
ended December 31, 2018 (unaudited)	-	-	-	(8,582)	(8,582)

Balance – December 31, 2018 (unaudited)	8,025,000	$8,025	$23,201	$(45,011)	$(13,785)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2019 (audited)	8,025,000	$8,025	$23,201	$(59,850)	$(28,624)

Net income/(loss) for the three months
ended June 30, 2019 (unaudited)	-	-	-	(35,459)	(35,459)

Balance – June 30, 2019 (unaudited)	8,025,000	8,025	23,201	(95,309)	(64,083)

Net income/(loss) for the three months
ended September 30, 2019 (unaudited)	-	-	-	(21,265)	(21,265)

Balance – September 30, 2019 (unaudited)	8,025,000	8,025	23,201	(116,574)	(85,348)

Net income/(loss) for the three months
ended December 31, 2019 (unaudited)	-	-	-	(55,886)	(55,886)

Balance – December 31, 2019 (unaudited)	8,025,000	$8,025	$23,201	$(172,460)	$(141,234)

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended December 31, 2019	For the nine months ended December 31, 2018
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(112,610)	$189,052
Depreciation and amortization expense	-	34
Gain from sale of assets	-	(9,748)
Debt forgiveness	-	(211,162)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense and other	(14,742)	2,784
Change in accounts payable	40,542	5,176
Change in accrued expense	(1,600)	(800)
Net Cash Provided by (Used in) Operating Activities	(88,410)	(24,664)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	798,000	18,973
Loan repayment to nonrelated party	-	(500)
Loan proceeds from nonrelated parties	-	6,179
Net Cash Provided by (Used In) Financing Activities	798,000	24,652

CHANGE IN CASH	709,590	(12)
CASH AT BEGINNING OF PERIOD	13,898	4,986
CASH AT END OF PERIOD	$723,488	$4,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$2,400	$800

Non-cash investing and financing activities:
Vendor account payment for fixed asset and intangible assets	$-	$10,000
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$-	$1,200
Return to treasury – common stock at no cost	$-	$-

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant’s credit card acquiring, clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different than the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services arena.

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

DECEMBER 31, 2019

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended March 31, 2019 and notes thereto contained.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company during the nine months ended December 31, 2019 purchased a 12-month certificate of deposit with the financial institution that provided the Standby Letter of Credit. The certificate of deposit earns interest at 1.5% per annum. The total certificate of deposit amount was $500,000. The Company recognized interest income of $1,725 for the three months and nine months ended December 31, 2019.

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

g.Revenue Recognition - The Company will recognize revenue when products are fully delivered, or services have been provided and collection is reasonably assured.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

j.Intangible Assets - Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

k.Recently Issued Accounting Pronouncements - The Company reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

l. Going Concern Alleviation - The accompanying financial statements have been prepared assuming that the Company no longer has a going concern issue. As of December 31, 2019, the Company still has not generated any revenue and has no committed sources of capital or financing besides the $840,000 in funding from the Company’s majority shareholder (see Note 4 – Loans – Related Party). The Company’s majority shareholder and its verbal commitment to fund the execution of the Company’s new business plan, however, make the going concern issue no longer relevant.

Management believes the actions recently taken by the Company to implement its business plan and the entering into a payment facilitator merchant agreement provides the basis for long term revenue production. Company’s management believes that with the continued and substantial financial support of and backing from its majority shareholder, financing will become available to support its expansion plans. With the assistance and guidance of the Company’s majority shareholder, management believes that the Company will be in a position to thrive.

NOTE 3 – SHARE CAPITAL

The Company has 100,000,000 shares of common stock authorized; par value $0.001 per share. The Company has 10,000,000 shares of blank check preferred stock authorized; par value $0.001 per share. The blank check preferred stock may be designated into one or more series, from time to time, by the Company’s Board of Directors by filing a certificate pursuant to NRS Chapter 78.

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

NOTE 4 – LOANS - RELATED PARTY AND RELATED PARTY TRANSACTIONS

With the Change in Control (see Note 1 – Organization and Basis of Presentation) the Company’s founder and former officer and director, settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This occurred on or about August 29, 2018.

At December 31, 2019, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

During the nine months ended December 31, 2019, the Company received approximately $798,000 from its majority shareholder to pay for working capital and operating expenses. As of December 31, 2019, loans from related party was $837,373 ($39,373 as of March 31, 2019). Approximately $57,000 of that short-term funding is unsecured and bears no interest or repayment terms.

On October 10, 2019, the Company and its majority shareholder, Compunet, entered into a formal note payable agreement in the amount $780,000. The related party loan bears interest at the Israel Bank Prime Rate plus 2.45% per annum, compounded annually. Interest shall accrue at a rate of 5.97% per annum until repayment. The loan is due and payable on December 31, 2020. The Company recorded related party interest expense of $10,744 for the three months ended December 31, 2019 and includes the related party interest payable in its account payable, with a balance due as of December 31, 2019 of $10,744.

The Company has entered into a month-to-month consulting arrangement with its Chief Financial Officer. Services are rendered through a corporate entity located in Israel and is settled in USD as the functional currency for payment. The Company as of December 31, 2019 included related party payable for these services of $11,670 in its accounts payable balance.

With the Change in Control (see Note 1 – Organization and Basis of Presentation), the Company’s founder settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This transaction completed during the period ending September 30, 2018.

NOTE 5 – LOANS - NONRELATED PARTIES

Prior to the fiscal year ending March 31, 2019, the Company had loans from non-related parties of which none were outstanding as of March 31, 2019 or as of December 31, 2019. The loans were unsecured and carried no interest rate or specific repayment terms.

With the Change in Control (see Note 1 – Organization and Basis of Presentation), the Company’s founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized debt forgiveness of $63,300 related to the non-related party loans. This occurred on or about August 29, 2018. These transactions completed for the period ending September 30, 2018.

NOTE 6 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

With the Change in Control (see Note 1 – Organization and Basis of Presentation), the Company’s founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized total debt forgiveness of $211,100. This occurred on or about August 29, 2018. In total we recognized a reduction in vendor accounts payable of $147,800 and non-related party loans of $63,300. No consideration was paid by the Company for this debt forgiveness.

In connection with the Change in Control (see Note 1 – Organization and Basis of Presentation) the Company’s founder guaranteed the settlement of certain debts resulting in the sale of certain assets in exchange for an account payable of $10,000. This resulted in the Company recognizing a gain on sale of assets of $9,700. These assets consisted of certain intellectual property of the Company and fixed assets that had been fully depreciated on the date of sale. These transactions completed for the period ending September 30, 2018.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

NOTE 7 – INCOME TAXES

As of December 31, 2019, and March 31, 2019, the Company had a net operating loss (“NOL”) carry-forward of $172,460 and $59,850, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of December 31, 2019	As of March 31, 2019
	(unaudited)	(audited)
Deferred tax assets:
Net operating tax carryforwards	$36,217	$12,569
Other	-	-
Gross deferred tax assets	36,217	12,569
Valuation allowance	(36,217)	(12,569)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset.

Reconciliation between statutory rate and effective tax rate for both periods presented and as of December 31, 2019 was:

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

NOTE 8 – PAYMENT FACILITATOR AGREEMENT AND PREPAID EXPENSES – SBLC FEE

On October 11, 2019, the Company entered into an agreement with a commercial bank to issue a standby letter of credit on behalf of the Company to WorldPay, LLC (“WorldPay”) for $500,000 allowing the Company to provide payment facilitator merchant services in the continental United States through WorldPay. The standby letter of credit is valid until cancelled or maturity and is collateralized by a revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letter of credit for as long as the Company continues to do business with WorldPay in the USA. No amounts have been drawn under the standby letter of credit. The Company funded the initial $500,000 with Bank Leumi, its commercial bank of record. The Company incurred a fee of approximately $12,600 in connection with the standby letter of credit. The Company amortizes the fee associated with the standby letter of credit over 12 months. The Company had a remaining balance associated with that fee as of December 31, 2019 of $9,742. This amount is included in prepaid expense and other. The Company recognizes approximately $1,040 per month until maturity.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

NOTE 8 – PAYMENT FACILITATOR AGREEMENT AND PREPAID EXPENSES – SBLC FEE (CONTINUED)

On October 16, 2019, the Company entered into a long-term Payment Facilitator Merchant Agreement with WorldPay, LLC, pursuant to which the Company may process an unlimited amount of credit card transactions, subject to the terms of the agreement on fees, chargebacks, and other costs associated with the business and the agreement. According to the agreement, WorldPay will provide sponsorship services to the Company, and the Company will be registered through WorldPay as a Visa third-party agent and a MasterCard service provider. The sponsorship services allow the Company to route transactions under WorldPay’s membership to clear card transactions through MasterCard, Visa and other networks.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after December 31, 2019 through the date that these financial statements were issued. The following events were determined to be reportable.

•None

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Quarterly Report on Form 10-Q does not have any statutory safe harbor for this forward-looking statement. We undertake no obligation to update publicly any forward-looking statements.

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

The Company

NetPay International, Inc. (the “Company” or “NetPay”) was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder in exchange for organizational services incurred upon incorporation. Upon incorporation, the Company acquired the hair-care formula that its business had been based upon. The Company had been engaged in the business of developing, manufacturing, marketing and selling of an all-natural organic products collection. The Company sold the rights to certain intellectual property that was the main ingredient in the Company’s hair care collection to a vendor.

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

Recent Developments

On October 16, 2019, the Company entered into a long-term Payment Facilitator Merchant Agreement with WorldPay, LLC, pursuant to which the Company may process an unlimited amount of credit card transactions, subject to the terms of the agreement on fees, chargebacks, and other costs associated with the business and the agreement. According to the agreement, WorldPay will provide sponsorship services to the Company, and the Company will be registered through WorldPay as a Visa third-party agent and a MasterCard service provider. The sponsorship services allow the Company to route transactions under WorldPay’s membership to clear card transactions through MasterCard, Visa and other networks.

On October 11, 2019, the Company entered into an agreement with its commercial bank to issue a standby letter of credit on behalf of the Company to WorldPay, LLC (“WorldPay”) in the amount of $500,000 to allow the Company to provide payment facilitator merchant services in the USA through WorldPay. The standby letter of credit is valid until cancelled or maturity and is collateralized by the revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letter of credit for as long as the Company continues to do business with WorldPay in the USA. No amounts have been drawn under the standby letter of credit. The Company funded the initial $500,000 in liquid funds with Bank Leumi, its commercial bank of record. The Company incurred approximately $12,500 in costs associated with the stand-by letter of credit.

Plan of Operations

As of December 31, 2019, we retain the services of two consultants, our President and Chief Executive Officer, Mr. Alon Elbaz, and our Chief Financial Officer, Ms. Limor Mamon. NetPay is a development stage company and has little to no financial resources besides shareholder loans. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

As of December 31, 2019, we had assets which consist primarily of cash ($723,488) and prepaid expenses ($16,493). Subject to our obtaining additional financing, we expect to increase tangible and intangible assets over the next few months as we develop our payment processing business with significant capital investment as well as fixed assets such as computers and sophisticated management information systems to improve and secure our services. In order to fund our business activities over the next 12 months, we will attempt to secure additional funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, and from other financial institutions when available. There can be no assurance that we will be able to obtain any additional funds or that such funds will be offered on terms acceptable to us. On October 10, 2019 the Company memorialized $780,000 in working capital funding from our majority shareholder in the form of a loan. The loan bears interest at the Israel Bank Prime Rate plus 2.45% per annum, compounded annually. Interest accrues until the loan is repaid on or before December 31, 2020.

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

On December 5, 2018, we launched a Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision of merchant’s credit card acquiring clearing service, and other value-added services. These services to be provided by NetPay (USA), Inc. will be different than the payment facilitation business, which is our core business. To date, Netpay (USA), Inc. has entered into a binding agreement with eData Financial Group LLC, located in Florida, for the resale of merchant’s credit card acquiring and processing services, and a memorandum of understanding with Blue Parasol Group LLC for the provision of similar services to that of eData Financial Group and NetPay (USA). We currently own ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two highly qualified experienced executives in the credit card payment services industry. We believe that with their expertise and guidance NetPay (USA) will be well-positioned to become an industry leader within the North American market and worldwide. A brief description of the services to be provided by NetPay (USA) is set forth below:

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

We anticipate that our business will begin to generate sales of core services during the 1st quarter of calendar year 2020, although no assurances can be given that we will achieve this goal. The launch of our business will depend on our ability to obtain sufficient financing.

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

Result of Operations for the Three Months ended December 31, 2019 and for the Three Months ended December 31, 2018

Expenses

Expenses for the Three Months ended December 31, 2019 and for the Three Months ended December 31, 2018 was $44,000 and $8,582, respectively. The Company for the Three Months ended December 31, 2019 and for the Three Months ended December 31, 2018 incurred $41,705 and $6,065, respectively, in legal and other professional fees and costs associated with its operations. This represents an increase of $35,640 for period over period, or a 587.6% increase in expense. The Company entered into several consulting agreements associated with its business expansion as well as its legal expense increased substantially as it pertains to its business expansion. The Company believes that its legal and other professional fees will increase as its business expansion accelerates in its growth. The Company for the Three Months ended December 31, 2019 and for the Three Months ended December 31, 2018 incurred $2,295 and $2,517, respectively, in administrative and other costs associated with its operations.

Other Income/(Expense)

Other income/(expense) for the Three Months ended December 31, 2019 and for the Three Months ended December 31, 2018 was $(11,886) and none, respectively. The Company for the Three Months ended December 31, 2019 recognized $13,611 in interest expense associated primarily from its related party debt. The Company for the Three Months ended December 31, 2019 recognized $1,725 in interest income derived from its certificate of deposit in the amount of $500,000.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Three Months ended December 31, 2019 and for the Three Months ended December 31, 2018 was $(55,886) and $(8,582), respectively. The Company did not record a provision for income taxes for either period presented. We did not generate revenues from our hair-care product business (prior to August 2018) nor have we generated revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Three Months ended December 31, 2019 and for the Three Months ended December 31, 2018 was $(0.01) and $(0.0) per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,025,000, respectively, for the periods presented.

Result of Operations for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018

Expenses

Expenses for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 was $100,724 and $31,858, respectively. Product development costs for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 were none and $6,643, respectively. The Company for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 incurred $90,790 and $21,365, respectively, in legal and other professional fees and costs associated with its operations. This represents an increase of $69,425 for period over period, or a 324.9% increase in expense. The Company entered into several consulting agreements associated with its business expansion as well as its legal expense increased substantially as it pertains to its business expansion. The Company believes that its legal and other professional fees will increase as its business expansion accelerates in its growth. The Company for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 incurred $9,934 and $3,816, respectively, in administrative and other costs associated with its operations. The Company for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 incurred none and $34 in depreciation expense, respectively.

Other Income/(Expense)

Other income/(expense) for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 was $(11,886) and $220,910, respectively. The Company for the Nine Months ended December 31, 2018 recognized a gain on sale of assets of $9,748. This was a one-time event. The Company for the Nine Months ended December 31, 2018 realized income from forgiveness of certain debts of $211,162. Both of these transactions are considered one-time transactions. The Company for the Nine Months ended December 31, 2019 recognized $13,611 in interest expense associated primarily from its related party debt. The Company for the Nine Months ended December 31, 2019 recognized $1,725 in interest income derived from its certificate of deposit in the amount of $500,000.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 was $(112,610) and $189,052, respectively. The Company recorded a provision for income taxes which has been included in administrative expenses for each period presented. Income taxes consists of minimum franchise tax of $800 for each year. We did not generate revenue from our hair-care products business (prior to August 2018) nor have we generated revenues from our credit card clearing services business (post August 2018).

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the Nine Months ended December 31, 2019 and for the Nine Months ended December 31, 2018 was $(0.02) and $0.02 per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,025,000, respectively, for the periods presented.

Liquidity

Our current cash position (approximately $720,000) was provided through several loans from our majority shareholder to cover working expenditures, as well as collateral for our intended standby letter of credit with our banking institution.

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

Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to successfully commence the launch of our business for 2020. Obstacles may prevent us from launching our new business despite the availability of funding and our efforts. If we are unable to raise additional funds, significant funding amounts may have to be provided by our majority shareholder to the extent that it is capable and willing to provide such loans. We do not have any oral or written agreements in place with our majority shareholder or any third parties for such funds and cannot provide any assurances that we will be able to obtain such funds.

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

Seasonality

We have not generated any revenues, so we have no direct experience with seasonality for our business. We do not expect that our business operations as currently outlined will be affected by seasonality.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers, its Principal Executive Officer, its Principal Financial Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

Our Chief Executive Officer, Alon Elbaz, and our Principal Financial Officer, Limor Mamon, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Elbaz and Ms. Mamon concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company has retained a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

Item 1a - Risk Factors

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

NetPay is an early stage company and has limited financial resources. As of December 31, 2019 and March 31, 2019 we had a negative working capital balance of $141,234 and $28,624, respectively, and stockholders’ deficit of $141,234 and $28,624, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2019; the Company losses from operations raised substantial doubt about our ability to continue as a going concern as of that date. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing beyond the amount received from our majority shareholder, Compunet, to not be considered a going concern once again.

2. NetPay is and will continue to be completely dependent on the services of our executive officers, Mr. Elbaz and Ms. Mamon; the loss of their services may cause our business operations to cease.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Elbaz and Ms. Mamon. They are under no contractual obligation to remain as our consultants. If they should choose to leave us for any reason or if they become ill and are unable to work for an extended period of time before we have hired additional personnel or a replacement, our operations may likely fail. Even if we are able to find additional personnel or a replacement, it is uncertain whether that person(s) could continue to develop our business along the lines described in this report. The interruption of services of Mr. Elbaz and Ms. Mamon will have a material adverse effect on the Company’s future operations, potential profits and development, if suitable replacements are not promptly obtained. We most likely will fail without the services of Mr. Elbaz and Ms. Mamon or an appropriate replacement(s).

3. No assurance can be given that NetPay will be able to attract and retain qualified employees and consultants.

The Company’s success depends, in part, upon its ability to attract and retain talented personnel to work with Mr. Elbaz and Ms. Mamon and grow the business. No assurance can be given that the Company will be able to 1) retain the consultants that we currently have; and 2) attract and retain such personnel necessary for the development and success of the Company’s business. Correspondingly, no assurance can be given that any key personnel would accept compensation other than cash for their services in the future.

4. We face a risk of business failure.

Despite the Change in Control and plan of operations laid out, as of December 31, 2019, we have had no operating revenues. Therefore, we face a risk of business failure.

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

The Company has yet to launch its new business, and accordingly we have not generated any revenues. There is no guarantee that we will ever develop commercially viable products and services. To become profitable, we will have to successfully develop, market and sell our products and services. There can be no assurance that our business development efforts will be completed or successful, that we will be able to market and sell our products and services at an acceptable cost and acceptable quality, that our products and services can be successfully marketed, or that there will be a market with customers willing to purchases our products and services. We currently do not expect to receive revenues from the sale of products and services until sometime in 2020, if ever.

8. There is no guarantee that our services will gain sufficient acceptance by customers and users in the e-commerce marketplace.

Although we have obtained a license to operate in the United States as a payment facilitator. We have not yet commercially launched the offering of our services. There can be no assurance that our services will gain broad acceptance among prospective customers or users.

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

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

With growth or an unmanageable increase in our business objectives, our internal control over financial reporting may become inadequate or ineffective, which could cause our financial reports to be unreliable and lead to financial misinformation being disseminated to the public. Investors relying on this misinformation may make an uninformed investment decision with regards to an investment in our common stock. As a result, if investors are harmed from relying on the misleading financial information, we may be subject to significant legal liability. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future business prospects.

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

13. Having only two directors who also serve as our executive officers limits our ability to establish effective independent corporate governance procedures and gives our executive officers unbridled control.

We have only two directors who also serve as our Chief Executive Officer and Chief Financial Officer, respectively. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include independent members, if ever, there will be limited oversight of our CEO’s and CFO’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of our minority shareholders.

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

We have no firm commitments for any funds besides the monies that we have received from our majority shareholder, Compunet. If we are unable to raise sufficient additional financing or other financial resources to develop, and market our services, our business will fail, and investors will lose their entire investment.

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

Since there was a limited number of shareholders that purchased our shares (30) we may be unable to create a public market for our shares. Without a public market for our shares, the limited number of shares sold, and their investors may find the market highly illiquid or unable to be sold. In such an event, it is highly likely that our shareholder’s entire investment in our common stock would be lost.

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

Our Articles of Incorporation in Article XI provide for indemnification as follows: “No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.”

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

•“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by salespersons;

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

24. Our board of directors (consisting of two persons) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

None of our directors are independent directors and therefore we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with prescribed corporate governance measures, regardless of whether such compliance is required, the absence of corporate governance standards may leave our stockholders without protection against interested director transactions, conflicts of interest, if any, and similar matters. As such, investors may be reluctant to provide us with the funds necessary to expand our operations.

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

None for the period ending December 31, 2019

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

NetPay International, Inc. includes by reference the following exhibits:

No.	Description
3.1	Articles of Incorporation (Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017)
3.2	By-Laws (Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017)
3.3	Certificate of Amendment to Articles of Incorporation (Filed with our Form 8-K dated November 7, 2018)
10.1	Loan Agreement, signed on October 10, 2019, by the Company and Compunet Holdings AA Ltd.
10.2	Payment Facilitator Merchant Agreement, signed on October 16, 2019, by the Company and WorldPay, LLC (Filed with our Form 8-K dated November 4, 2019)
14.1	Code of Ethics (Filed with our Form S-1 Registration Statement dated November 10, 2016)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

NETPAY INTERNATIONAL, INC.
(Registrant)
Date: February 11, 2020
	By:	/s/ Limor Mamon
Limor Mamon
Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Alon Elbaz	Director and Chief Executive Officer (Principal Executive Officer)	February 11, 2020
Alon Elbaz