Form 10-K
period 2020-03-31
NetPay International Inc
filed 2020-10-19
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-214549

NETPAY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Hamanofim St., Herzilya Pituach ISRAEL 4672561	+972-3-612-6966
(Address of principal executive offices)	(Registrant’s telephone number)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $729,463.

The number of shares of the registrant’s common stock outstanding as of August 14, 2020 was 8,025,000 shares.

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

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control, certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by its founder and former president and chief executive officer. Total liabilities at the time approximated $225,000. On August 29, 2018, the board of directors nominated Mr. Alon Elbaz to the board and appointed him Chief Executive Officer. Mr. Elbaz serves in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd. It is the intent of Compunet Holdings to expand its operations to the United States and the North American continent with the Company as its primary operational entity.

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

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant's credit card acquiring clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different than the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services industry.

Recent Developments

On August 11, 2020, Ms. Limor Mamon, a director of the Company and the Company's Chief Financial Officer, resigned from the Board of Directors and from her position as CFO of the Company.

On March 26, 2020, the Company entered into an Affiliate Partner Agreement with Network Merchants, LLC, pursuant to which the Company may access and use Network Merchants’ FACe Platform for payment facilitation processing. The FACe platform is a unified commerce platform that operates on a sub-merchant basis such that each merchant is not required to obtain its own Merchant Identification Number (MID).

On March 24, 2020, the Company entered into a ProFac Agreement with ProPay, Inc., pursuant to which the Company may (a) refer its clients to ProPay to participate in ProPay’s transaction processing program in relation to financial services cards issued by Mastercard International Incorporated, Visa U.S.A. Inc., American Express Travel Related Services Company, Inc., and DFS Services LLC, and (b) incorporate ProPay’s transaction processing program into the Company’s own service offering. ProPay will deduct its fees from the proceeds received from referred clients and pay the residual amounts to the Company. This agreement allows the Company to utilize ProPay’s services to clear card transactions through MasterCard, Visa and other networks.

In March 2020, the World Health Organization (“WHO”) declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic, which has spread globally and created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Singapore, Malaysia, China, and India. National, state and local governments in these countries have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses. However, our business products and services have generally not been classified as critical, essential or life-sustaining businesses exempted from these government shutdowns and despite this we have been able to continue our business operations at a reduced capacity. Please see the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in Item 1A "Risk Factors" for further information regarding the COVID-19 pandemic declared by the WHO in March 2020.

Plan of Operations

As of August 14, 2020, we have one employee, our President and Chief Executive Officer, Mr. Alon Elbaz, and a consultant who is based out of New York City in order to expand our business operations. NetPay is a development stage company and has little to no financial resources besides existing shareholder loans. We have not established or attempted to establish a source of equity or debt financing.

As of March 31, 2020, we had assets which consist of cash ($619,338) (which mostly consists of $500,000 certificate of deposit as collateral for our letter of credit with the financial institution) and prepaid expenses ($30,207). We expect to increase our assets over the next year as we further develop our payment processing business with capital investment in fixed assets such as computers and management information systems to improve and secure services and product offering. In order to fund our business activities over the next 12 months, we will attempt to secure sufficient and satisfactory funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, from Mr. Elbaz, as well as others. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

Netpay EUR Limited (“Netpay Europe”) is a payment service provider owned by Compunet Holdings AA Ltd. and managed by Mr. Elbaz. Founded in 1998, Netpay Europe built a successful credit card clearing service based on state-of-the-art technologies. Netpay Europe evolved over the years to better satisfy and understand the needs of e-commerce and the payment services industry. Netpay Europe acts as a one-stop-shop for e-commerce merchant’s payments needs by providing secure and innovative payment solutions and enhanced payment services. Netpay Europe’s goal is to support and protect the interests of its customers by providing industry leading technology combined with premier-quality service. Netpay Europe provides secure and safe credit card clearing (payment) services for years. These services are easy to use and include innovative and strategic payment solutions. Based on Netpay Europe’s technology, transactions are completed speedily and simply, with stringent data-security standards. Netpay Europe’s tech-team has been working for more than twenty years to improve systems for merchant payment and servicing needs, with a key focus on risk management. Netpay Europe offers businesses a complete turn-key solution, and acts as a one-stop-shop for all merchants’ payment servicing needs.

In order to achieve Netpay Europe’s global business goals, Compunet Holdings AA Ltd., a company controlled by Mr. Alon Elbaz (Netpay Europe’s founder and Chief Executive Officer), acquired the Company, a publicly traded and reporting company in the United States of America. Under the guidance of Mr. Elbaz and Netpay Europe, the Company believes that it will expand its services through its recently acquired payment facilitator license (or PayFac) and other license agreements. This allows the Company to become a sub-merchant account for a merchant service provider in order to provide payment processing services to merchant clients, particularly in the e-commerce marketplace. A payment facilitator license will allow the Company to offer merchant services on a sub-merchant platform. Allowing sub-merchants to be on-boarded under the master of the Company, which will be sponsored by a bank or financial institution.

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

The greatest challenge to the Company’s payment facilitator model will be the level of responsibility the Company will be required to assume with the acquirer. This includes greater liability for fraud, chargebacks, and data breaches, and the ability to meet compliance mandates and ever-changing regulatory rules.

On December 5, 2018, we launched a new Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision of merchant's credit card acquiring clearing service, and other value-added services. These services to be provided by NetPay (USA), Inc. will be different than the payment facilitation business, which is our core business. To date, Netpay (USA), Inc. has entered into a binding agreement with eData Financial Group LLC, located in Florida, for the resale of merchant's credit card acquiring and processing services, and a memorandum of understanding with Blue Parasol Group LLC for the provision of similar services to that of eData Financial Group and NetPay (USA). We currently own ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two highly qualified experienced executives in the credit card payment services industry. We believe that with their expertise and guidance NetPay (USA) is well-positioned to become an industry leader within the North American market and worldwide. A brief description of the services to be provided by NetPay (USA) is set forth below:

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

We anticipate that our new business will begin to generate sales of core services before calendar year 2020 ends, although no assurances can be given that we will achieve this goal. The launch of our new business will depend on our ability to obtain sufficient financing.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We received approximately $837,000 in loans from our majority shareholder. We expect this amount to increase over the next year as our plan of operations is rolled out.

Securing additional financing is critical to implementation of our timeline. If and when we obtain the required additional financing, we should be able to take our business plan through the necessary steps. In the event we are unable to raise any additional funds we will not be able to pursue our business plan, and we may fail entirely. We have no committed sources of financing besides the verbal commitment from our majority shareholder to provide us with financing in the short term until we are able to obtain reliable sources of financing.

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

Money Transmission, Sale of Checks and Payment Instrument Laws and Regulations.

Our business will be subject to money transfer and payment instrument licensing regulations. We plan to obtain the required licenses to operate as a money transmitter, seller of checks and/or provider of payment instruments in at least 48 states and the District of Columbia. The remaining U.S. jurisdictions do not currently regulate money transmission.

In the states where we will be licensed as a money transmitter, seller of checks and/or provider of payment instruments, our Consumer Solutions business will be subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the relevant statutes and we will be required to comply with various requirements, such as those related to the maintenance of a certain level of net worth, surety bonding, selection and oversight of our authorized agents, maintaining permissible investments in an amount equal to or in excess of our outstanding payment obligations, recordkeeping and reporting and disclosures to consumers. Our Consumer Solutions business will also be subject to periodic examinations by the relevant licensing authorities, which include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, distributors and other third parties, privacy and data security policies and procedures and other matters related to our business.

Privacy, Information Security, and Other Business Practices Regulation.

Aspects of our business are also subject, directly or indirectly, to business and trade practices regulation in the United States, the European Union and elsewhere. For example, in the United States, we and our financial institution clients are subject, respectively, to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers and they are also responsible for our compliance efforts as a major service provider. In many jurisdictions, including every U.S. State, consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act, which became effective in January 2020, created new individual privacy rights and imposed increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. Information concerning our cybersecurity risks and how a cybersecurity incident could materially affect our business are discussed under “Risk Factors” in Part I, Item IA of this annual report under the caption “Security breaches of our systems, including as a result of cyber-attacks, may damage client relations, our reputation and expose us to financial liability.”

Anti-money Laundering and Counter Terrorist Regulation.

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) has issued a rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as our Consumer Solutions business and its distributors, engaged in the provision and sale of prepaid access devices like prepaid cards. We plan to register with FinCEN as a money services business. This registration will result in our having direct responsibility to maintain and implement an anti-money laundering compliance program.

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. In addition, as are all U.S. persons, we are also subject to regulations imposed by the U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”) which prohibit or restrict financial and other transactions with specified countries and designated individuals and entities such as terrorists and narcotics traffickers. We plan to implement procedures and controls designed to protect against having direct business dealings with such prohibited countries, individuals or entities. We also plan to implement procedures and controls designed to ensure that our processing clients will not have direct business dealings with such prohibited countries, individuals or entities.

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

The Reform Act also created the Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. For example, the CFPB has promulgated a new rule regarding prepaid financial products, which, among other things, will establish new disclosure requirements specific to prepaid accounts, eliminate certain fees that may currently be imposed on prepaid accounts, and make it more difficult for a prepaid card provider such as our Consumer Solutions segment to offer courtesy overdraft protection on prepaid accounts. The rule went in effect on April 1, 2019. Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants, and thus negatively impact our business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as ours would be supervised by the Board because they are systemically important to the U.S. financial system. To date, the Financial Stability Oversight Council does not appear to be focused on regulating entities such as ours. However, any such future designation would result in increased regulatory burdens on our business.

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

United Kingdom's Exit from the European Union

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. Effective as of January 31, 2020, the United Kingdom formally withdrew its membership from the European Union. The United Kingdom’s decision to leave the European Union has created an uncertain political and economic environment in the United Kingdom and across other European Union member states. The political and economic instability created by the United Kingdom’s decision to leave the European Union has caused and may continue to cause volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our customers or potential customers to curtail or delay spending. Depending on the market and regulatory effects of the United Kingdom’s exit from the European Union, it is possible that there may be adverse practical or operational implications on our business. For example, the UK Data Protection Act, which substantially implements the GDPR, became effective in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop and be interpreted in the medium- to longer-term and how data transfers to and from the United Kingdom will be regulated and how those regulations may differ from those in the European Union. Further, the United Kingdom’s exit from the European Union may create increased compliance costs and an uncertain regulatory.

Management believes that Brexit-related issues will not affect our financial statement recognition, measurement or disclosure items, such as inventory write-downs, long-lived asset impairments, collectability of receivables, assumptions underlying fair value measurements, foreign currency matters, hedge accounting or income taxes for the Company and its consolidated financial statements.

Employees

There is no written employment contract or employment agreement with Mr. Elbaz, our CEO, . We are not actively seeking employees, additional independent contractors or consultants through formal contracts or agreements. This may change in the event that we are able to secure adequate financing through equity or loans. We believe that Mr. Elbaz will continue to provide his services at no cost to the Company. We have no current plans to compensate Mr. Elbaz for her efforts. We intend to use independent contractors and other professional organizations to assist Mr. Elbaz in our business growth, development and roll-out on an as needed basis pending our financial resources. Even then, we may continue to principally rely upon Mr. Elbaz as much as we can.

Property

Our corporate office address is 2 Hamanofim Street, Herzliya Pituach 46722562 Israel. This space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of our using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space. In addition, on February 27, 2019, we entered into an agreement with WeWork for the lease of non-exclusive access to office space in New York, NY on a month-to-month basis, commencing March 1, 2019, for a fee of $700 per month. Our US mailing and office address is 880 3rd Avenue, New York, NY 10022. These offices are available to our employee, Mr. Elbaz, as well as our outside consultant to use 24/7 while in the United States. Our website is www.netpayin.com

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

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

NetPay is an early stage company and has virtually no financial resources. As of March 31, 2020 and March 31, 2019, we had a negative working capital balance of $253,991 and $28,624, respectively, and stockholders’ deficit of $253,991 and $28,624, respectively. The Notes to our financial statements as of and for the year ended March 31, 2020 explain that notwithstanding that the Company has not generated any revenue and has no committed sources of capital or financing besides the $840,000 in funding from the Company’s majority shareholder, in reliance on the Company’s majority shareholder’s verbal commitment to fund the execution of the Company’s new business plan, the Company’s financial statements have been prepared assuming that the Company has alleviated its going concern issue. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern in future years.

2. NetPay is and will continue to be completely dependent on the services of our executive officer, Mr. Elbaz; the loss of his services may cause our business operations to cease.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Elbaz. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel or a replacement, our operations may likely fail. Even if we are able to find additional personnel or a replacement, it is uncertain whether that person(s) could continue to develop our business along the lines described in this report. The interruption of services of Mr. Elbaz will have a material adverse effect on the Company's future operations, potential profits and development, if suitable replacements are not promptly obtained. We most likely will fail without the services of Mr. Elbaz or an appropriate replacement(s).

3. No assurance can be given that NetPay will be able to attract and retain qualified employees and consultants.

The Company's success depends, in part, upon its ability to attract and retain talented personnel to work with Mr. Elbaz and grow the business. No assurance can be given that the Company will be able to 1) retain our employees that we currently have; and 2) attract and retain such personnel necessary for the development and success of the Company’s business. Correspondingly, no assurance can be given that any key personnel would accept compensation other than cash for their services in the future.

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

The Company is in the process of launching its new business, and accordingly we have not yet generated any revenues. There is no guarantee that we will ever develop commercially viable products and services. To become profitable, we will have to successfully develop, market and sell our products and services. There can be no assurance that our business development efforts will be completed or successful, that we will be able to market and sell our products and services at an acceptable cost and acceptable quality, that our products and services can be successfully marketed, or that there will be a market with customers willing to purchases our products and services. We currently do not expect to receive revenues from the sale of products and services until sometime before calendar year 2020 ends, if ever.

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

14. An occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect, and has to date negatively affected, our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine, and the effects of, and response to, the COVID-19 pandemic has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, have not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. We anticipate that our first quarter and second quarter 2020 financial results, at a minimum, will be significantly negatively affected by COVID-19; however, the full effect on our business and operations is currently unknown.

Risks Related to Our Common Stock

15. We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

16. We may not be able to raise sufficient financing or resources to develop, manufacture and market our services.

We currently have no firm commitments for any funds. If we are unable to raise sufficient additional financing or other financial resources to develop, and market our services, our business will fail and investors will lose their entire investment.

17. A small number of persons purchased our shares in our initial public offering, and they may risk losing their investment without a market to develop for our shares.

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

18. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

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

19. Shareholder interests may be undercut because we can issue shares of our common stock to individuals or entities that support existing management thereby enhancing existing management’s ability to maintain control of NetPay.

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

20. Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt shareholder interests because corporate resources may be expended for the benefit of officers and/or directors.

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

21. Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

While we are able to have our shares quoted on the OTC-Pink market, we plan to attempt to have our shares quoted on the OTCQB (the share price quotation service owned by OTC Markets, Inc., the former Pink Sheets). In addition, we are considering applying through a broker-dealer and its clearing firm to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. It is commonly believed if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC market and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC market and the OTCQB).. We firmly believe that it is a necessity to process trades on the OTC market and the OTCQB if we are going to trade with any volume.

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

22. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

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

23. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

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

24. Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

25. Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

26. The ability of our CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

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

27. Most of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

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

28. We do not expect to pay cash dividends in the foreseeable future.

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

29. Because we are not subject to rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

None of our directors is an independent director and therefore we do not currently have independent audit or compensation committees. As a result, our director has the ability, among other things, to determine his own level of compensation. Until we comply with prescribed corporate governance measures, regardless of whether such compliance is required, the absence of corporate governance standards may leave our stockholders without protection against interested director transactions, conflicts of interest, if any, and similar matters. As such, investors may be reluctant to provide us with the funds necessary to expand our operations.

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

30. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC has been automatically suspended.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office address is 2 Hamanofim Street, Herzliya Pituach 46722562 Israel. This space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of our using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space. In addition, on February 27, 2019, we entered into an agreement with WeWork for the lease of non-exclusive access to office space in New York, NY on a month-to-month basis, commencing March 1, 2019, for a fee of $700 per month. Our US mailing and office address is 880 3rd Avenue, New York, NY 10022. These offices are available to our one employee, Mr. Elbaz, as well as our outside consultant to use 24/7 while in the United States. Our website is www.netpayin.com.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any established national stock exchange. Our common stock has been listed on the OTC-Pinksheet market, under the symbol “NTPY” since July 11, 2018. Prior to that date, there was no public trading market for our common stock. While our common stock is quoted on the OTC-Pink Sheet market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following is the limited trading/market data that we have for our common stock.

Trade/Market Data
Fiscal Quarters	Hi and Low for the Quarter	Total Volume
06/30/2020	0.08 – 0.06	92,500
03/31/2020	0.20 – 0.06	955,950
12/31/2019	1.50 – 0.20	11,300

Shareholders of Record

As of August 14, 2020, an aggregate of 8,025,000 shares of our common stock were issued and outstanding and owned by 6 shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the Company’s plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on the Company’s current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 and for the year ended March 31, 2020, and other risks and uncertainties listed from time to time in the Company’s other filings with the SEC. There may be other factors of which the Company is not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. In addition, there is uncertainty about the spread of the COVID-19 virus and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains and economic activity in general. The Company does not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements other than as required by law. Any forward-looking statements speak only as of the date hereof or as of the dates indicated in the statement.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

The Company

NetPay International, Inc. (the “Company” or "NetPay") was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder in exchange for organizational services incurred upon incorporation. Upon incorporation, the Company acquired the hair-care formula that its business had been based upon. The Company had been engaged in the business of developing, manufacturing, marketing, and selling of an all-natural organic products collection. The Company sold the rights to certain intellectual property that was the main ingredient in the Company’s hair care collection to a vendor.

On August 29, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control, certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by its founder and former president and chief executive officer. Total liabilities at the time approximated $225,000. On August 29, 2018, the board of directors nominated Mr. Alon Elbaz to the board and appointed him as the Chief Executive Officer. Mr. Elbaz serves in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd. It is the intent of Compunet Holdings to expand its operations to the United States and the North American continent with the Company as its primary operational entity.

On September 17, 2018, the board of directors and a majority of the shareholders of record approved the name change from Allegro Beauty Products, Inc. to NetPay International, Inc. On or about October 16, 2018, the Company mailed an Information Statement to its shareholders. The holders of a majority of the outstanding shares of the Company’s common stock executed a written consent in lieu of a special meeting, approving the amendment to the Articles of Incorporation to change the name to NetPay International, Inc. The effective date of the name change was November 7, 2018. The Company is rebranding itself as NetPay.

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant's credit card acquiring, clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different from the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services industry.

Recent Developments

On August 11, 2020, Ms. Limor Mamon, a director of the Company and the Company's Chief Financial Officer, resigned from the Board of Directors and from her position as the CFO of the Company.

On March 26, 2020, the Company entered into an Affiliate Partner Agreement with Network Merchants, LLC, pursuant to which the Company may access and use Network Merchants’ FACe Platform for payment facilitation processing. The FACe platform is a unified commerce platform that operates on a sub-merchant basis such that each merchant is not required to obtain its own Merchant Identification Number (MID).

On March 24, 2020, the Company entered into a ProFac Agreement with ProPay, Inc., pursuant to which the Company may (a) refer its clients to ProPay to participate in ProPay’s transaction processing program in relation to financial services cards issued by Mastercard International Incorporated, Visa U.S.A. Inc., American Express Travel Related Services Company, Inc., and DFS Services LLC, and (b) incorporate ProPay’s transaction processing program into the Company’s own service offering. ProPay will deduct its fees from the proceeds received from referred clients and pay the residual amounts to the Company. This agreement allows the Company to utilize ProPay’s services to clear card transactions through MasterCard, Visa, and other networks.

On October 16, 2019, the Company entered into a long-term Payment Facilitator Merchant Agreement with WorldPay, LLC, pursuant to which the Company may process an unlimited amount of credit card transactions, subject to the terms of the agreement on fees, chargebacks, and other costs associated with the business and the agreement. According to the agreement, WorldPay will provide sponsorship services to the Company, and the Company will be registered through WorldPay as a Visa third-party agent and a MasterCard service provider. The sponsorship services allow the Company to route transactions under WorldPay’s membership in order to clear card transactions through MasterCard, Visa and other networks.

On October 11, 2019, the Company entered into an agreement with a commercial bank to issue a standby letter of credit on behalf of the Company to WorldPay, LLC for $500,000 allowing the Company to provide payment facilitator merchant services in the continental United States through WorldPay. The standby letter of credit is valid until cancelled or maturity and is collateralized by a revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letter of credit for as long as the Company continues to do business with WorldPay in the USA. No amounts have been drawn under the standby letter of credit. The Company funded the initial $500,000 with Bank Leumi, its commercial bank of record. The Company incurred a fee of approximately $12,600 in connection with the standby letter of credit. The Company amortizes the fee associated with the standby letter of credit over 12 months. The Company had a remaining balance associated with that fee at March 31, 2020 of $6,662. This amount is included in prepaid expense and other. The Company recognizes approximately $1,040 per month until maturity.

Impact of the Novel Coronavirus (“COVID-19”)

In March, 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread globally and created significant volatility, uncertainty, and economic disruption in many countries, including the countries in which we operate. National, state, and local governments in these countries have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses.

Our business has continued to operate but at a reduced capacity. We believe that the effects of the COVID-19 pandemic did not materially impact our financial results for the fourth quarter of fiscal 2019; however, the effects of the pandemic on our financial results for the first quarter of fiscal 2020 and other future periods may be significant and cannot currently be reasonably estimated due to the significant volatility, uncertainty and economic disruption caused by the pandemic. See Item 1A “Risk Factors” of this Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition. We continue to analyze our cost structure and may implement cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

Plan of Operations

As of August 14, 2020, we have one employee, our President and Chief Executive Officer, Mr. Alon Elbaz, and a consultant who is based out of New York City in order to expand our business operations. NetPay is a development stage company and has little to no financial resources besides shareholder loans. We have not established or attempted to establish a source of equity or debt financing.

As of March 31, 2020, we had assets which consist of cash ($619,338) (which mostly consists of $500,000 certificate of deposit as collateral for our letter of credit with the financial institution) and prepaid expenses ($30,207). We expect to increase our assets over the next year as we further develop our payment processing business with capital investment in fixed assets such as computers and management information systems to improve and secure services and product offering. In order to fund our business activities over the next 12 months, we will attempt to secure sufficient and satisfactory funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, from Mr. Elbaz, and from others. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

Netpay EUR Limited (“Netpay Europe”) is a payment service provider owned by Compunet Holdings AA Ltd. and managed by Mr. Elbaz. Founded in 1998, Netpay Europe built a successful credit card clearing service based on state-of-the-art technologies. Netpay Europe evolved over the years to better satisfy and understand the needs of e-commerce and the payment services industry. Netpay Europe acts as a one-stop-shop for e-commerce merchant’s payments needs by providing secure and innovative payment solutions and enhanced payment services. Netpay Europe’s goal is to support and protect the interests of its customers by providing industry leading technology combined with premier-quality service. Netpay Europe has provided secure and safe credit card clearing (payment) services for years. These services are easy to use and include innovative and strategic payment solutions. Based on Netpay Europe’s technology, transactions are completed speedily and simply, with stringent data-security standards. Netpay Europe’s tech-team has been working for more than twenty years to improve systems for merchant payment and servicing needs, with a key focus on risk management. Netpay Europe offers businesses a complete turn-key solution, and acts as a one-stop-shop for all merchants’ payment servicing needs.

In order to achieve Netpay Europe’s global business goals, Compunet Holdings AA Ltd., a company controlled by Mr. Alon Elbaz (Netpay Europe’s founder and Chief Executive Officer), acquired the Company, a publicly traded and reporting company in the United States of America. Under the guidance of Mr. Elbaz and Netpay Europe, the Company believes that it will be able to establish and acquire a payment facilitator license (or PayFac). This will allow the Company to become a sub-merchant account for a merchant service provider in order to provide payment processing services to merchant clients, particularly in the e-commerce marketplace. A payment facilitator license will allow the Company to offer merchant services on a sub-merchant platform. Allowing sub-merchants to be on-boarded under the master of the Company, which will be sponsored by a bank or financial institution.

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

In this model, there are three main parties involved: The acquirer, the payment facilitator (the Company), and the sub-merchant. The acquirer provides overall structure for operations while the Company acts as the go-between with the acquirer and the sub-merchants. The sub-merchants will operate underneath the Company. The acquirer works with the Company to get these sub-merchants running and servicing their payment needs. This includes application administration and the underwriting process, working out pricing agreements and facilitating payment technology integration. The acquirer is responsible for monitoring the Company’s compliance with operating regulations and ensuring due diligence when the Company on-boards (signs-on) sub-merchants. The Company will undergo a comprehensive process in order to register with an acquirer, including integrating the payment technology and infrastructure needed. The Company will assume all the risk and liability for its sub-merchants. Industry standards are that sub-merchants sign up with payment facilitators in order to be able to accept payments from their customers.

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

The greatest challenge to the Company’s payment facilitator model will be the level of responsibility the Company will be required to assume with the acquirer. This includes greater liability for fraud, chargebacks, and data breaches; the resources to build or purchase payments technology; and the ability to meet compliance mandates and ever-changing regulatory rules.

On December 5, 2018, we launched a new Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision of merchant's credit card acquiring clearing service, and other value-added services. These services to be provided by NetPay (USA), Inc. will be different than the payment facilitation business, which is our core business. To date, Netpay (USA), Inc. has entered into a binding agreement with eData Financial Group LLC, located in Florida, for the resale of merchant's credit card acquiring and processing services, and a memorandum of understanding with Blue Parasol Group LLC for the provision of similar services to that of eData Financial Group and NetPay (USA). We currently own ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two highly qualified experienced executives in the credit card payment services industry. We believe that with their expertise and guidance NetPay (USA) is well-positioned to become an industry leader within the North American market and worldwide. A brief description of the services to be provided by NetPay (USA) is set forth below:

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

We anticipate that our new business will begin to generate sales of core services during 2021, although no assurances can be given that we will achieve this goal. The launch of our new business will depend on our ability to obtain sufficient financing.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We received approximately $837,000 in loans from our majority shareholder. We expect this amount to increase over the next year as our plan of operations is rolled out.

Securing additional financing is critical to the implementation of our timeline. If and when we obtain the required additional financing, we should be able to take our business plan through the necessary steps. In the event we are unable to raise any additional funds we will not be able to pursue our business plan, and we may fail entirely. We have no committed sources of financing besides the verbal commitment from our majority shareholder to provide us with financing in the short term until we are able to obtain reliable sources of financing.

Other

As a corporate policy, we do not intend to incur obligations that we cannot satisfy with known resources. We do not intend to incur any obligation that needs to be satisfied with cash payments in the short-term unless we have a secure funding source to pay. We believe the perception that many people have of a public company makes it more likely that they will accept restricted securities as consideration for indebtedness owed to them than they would from a private company. We have not performed any studies on this matter. Our belief is based solely on the advice and informal consultation with professionals whom we know have public company experience. Being a public company may afford the business (management and its shareholders) with a higher degree of recognition than would be typically attained as a small private (or non-public) company and may increase its ability and/or options to obtain financing for growth.

In addition, we believe being a public company increases our opportunities to raise funds and to pay vendors by issuing restricted stock rather than cash. There can be no assurances that we will be successful in any of these efforts. Additionally, issuance of restricted stock would dilute the percentage of ownership for all of our stockholders.

Result of Operations for Year ended March 31, 2020 and for the Year ended March 31, 2019

Expenses

Expenses for the year ended March 31, 2020 and for the year ended March 31, 2019 was $206,340 and $45,497, respectively. This represents an increase of $160,843 or 353.5% for year over year. Product development costs for the year ended March 31, 2020 and for the year ended March 31, 2019 were none and $6,643, respectively. This represents a decrease of $6,643 or 100.0% for year over year. The Company for the year ended March 31, 2020 and for the year ended March 31, 2019 incurred $172,743 and none, respectively, in legal and other professional fees associated with its business expansion. A significant amount of these costs for the year ended March 31, 2020 would have not been incurred except for the efforts moving forward on the business expansion and start-up costs associated with this business expansion. The Company entered into several consulting agreements associated with its business expansion as well as incurred significant legal expense associated with its business expansion. The Company believes that its legal and other professional fees will increase as its business expansion accelerates in its growth. The Company for the year ended March 31, 2020 and for the year ended March 31, 2019 incurred $12,585 and $38,820, respectively, in consulting, administrative and other costs associated with its operations. This represents a decrease of $26,235 or 67.6% for year over year. The Company for the year ended March 31, 2020 and for the year ended March 31, 2019 incurred none and $34 in depreciation expense, respectively. The Company sold its prior business operations and intangible assets to a former vendor of the Company.

Other Income/(Expense)

Other income/(expense) for the year ended March 31, 2020 and for the year ended March 31, 2019 was $(18,227) and $220,910, respectively. The Company for the year ended March 31, 2019 recognized a gain on sale of assets of $9,748. This was a one-time sale. Additionally, the Company for the year ended March 31, 2019 realized income from forgiveness of certain debts of $211,162. Both of these transactions are considered one-time transactions and are not expected to occur again. The Company for the year ended March 31, 2020 recognized $15,847 in interest expense associated mostly from related party debt and $5,988 in interest expense associated with fees on our payment facilitator license. The Company for the year ended March 31, 2020 recognized $3,608 in interest income derived from its certificate of deposit in the amount of $500,000. Other income/(expense) is not able to be compared to year over year percentages or dollar increase or decrease.

Income/(Loss) before provision for income taxes

Income/(loss) before provision for income taxes for the year ended March 31, 2020 and for the year ended March 31, 2019 was $(225,367) and $175,413, respectively. The Company recorded provisions for income taxes of $800 for the year ended March 31, 2020 and $800 for the year ended March 31, 2019.

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the year ended March 31, 2020 and for the year ended March 31, 2019 was $(0.03) and $0.02 per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,025,000, respectively, for the periods presented.

Liquidity

A significant portion of our public offering was used to pay for offering expenses. Our current cash position (approximately $619,000) was provided through a series of loans from our majority shareholder to cover working expenditures and to provide the necessary collateral for the Company’s $500,000 letter of credit established with a US financial institution. Prepaid expense was approximately $30,000 attributable to deposits on business activities and assets used within the US.

Prior to August 2018, most of our resources and efforts had been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. Post-2018 we have been working diligently on our business expansion in the United States. We currently owe our majority shareholder approximately $837,000 as payment for expenses and other collateral assets incurred after our Change in Control transaction. We expect this amount to increase over the next 12 months.

Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to successfully commence the launch of our new business for 2020/2021. Obstacles may prevent us from launching our new business despite the availability of funding and our efforts. If we are unable to raise additional funds, significant funding amounts may have to be provided by our majority shareholder to the extent that it is capable and willing to provide such loans. We do not have any oral or written agreements in place with our majority shareholder or any third parties for such funds and cannot provide any assurances that we will be able to obtain such funds.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act, certain ongoing expenses will be incurred. These consist of various professional services along with a host of other expenses that surround the preparation of annual and quarterly reports as well as proxy statements required to be distributed to our stockholders. We estimate these costs can be more than $75,000 per year and maybe higher if business volume and activity increases.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities. We intend to seek additional financing from our current lender in order to further fund our working capital needs, especially in instances where we cannot defer payment of services.

Going Concern Alleviation

In prior years there was doubt about our ability to continue as a going concern. Our financial statements contained additional note disclosures with respect to this matter. During the year ended March 31, 2020 we achieved what would be called a Going Concern Alleviation.

Going Concern Alleviation - The accompanying financial statements have been prepared assuming that the Company no longer has a going concern issue. As of March 31, 2020, the Company still has not generated any revenue and has no committed sources of capital or financing besides the $840,000 in funding from the Company’s majority shareholder. The Company’s majority shareholder and its verbal commitment to fund the execution of the Company’s new business plan, however, make the going concern issue no longer relevant.

Management believes the actions recently taken by the Company to implement its business plan and the entering into a payment facilitator merchant agreement provides the basis for long term revenue production. The Company’s management believes that with the continued and substantial financial support of and backing from its majority shareholder, financing will become available to support its expansion plans. With the assistance and guidance of the Company’s majority shareholder, management believes that the Company will be in a position to thrive.

Regulation

Government regulation could affect key areas of NetPay’s business, in the United States of America as well as internationally. NetPay, along with the rest of the financial services industry, continues to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”) in 2010. This legislation, which provides for sweeping financial regulatory reform, may have a significant and negative impact on the Company and its clients, which could impact NetPay’s earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on operations. The Financial Reform Act may also impact the competitive dynamics of the financial services industry in the U.S. by more adversely impacting large financial institutions, some of which may become NetPay clients, and by adversely impacting the competitive position of U.S. financial institutions in comparison to foreign competitors in certain businesses.

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

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. Effective as of January 31, 2020, the United Kingdom formally withdrew its membership from the European Union. The United Kingdom’s decision to leave the European Union has created an uncertain political and economic environment in the United Kingdom and across other European Union member states. The political and economic instability created by the United Kingdom’s decision to leave the European Union has caused and may continue to cause volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our customers or potential customers to curtail or delay spending. Depending on the market and regulatory effects of the United Kingdom’s exit from the European Union, it is possible that there may be adverse practical or operational implications on our business. For example, the UK Data Protection Act, which substantially implements the GDPR, became effective in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop and be interpreted in the medium to longer term and how data transfers to and from the United Kingdom will be regulated and how those regulations may differ from those in the European Union. Further, the United Kingdom’s exit from the European Union may create increased compliance costs and an uncertain regulatory. Management believes that Brexit-related issues will not affect our financial statement recognition, measurement or disclosure items, such as inventory write-downs, long-lived asset impairments, collectability of receivables, assumptions underlying fair value measurements, foreign currency matters, hedge accounting or income taxes for the Company and its consolidated financial statements.

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

MARCH 31, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NetPay International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetPay International, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders' retained deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the consolidated financial statements). In our opinion, except for the previous chief financial officer’s refusal to provide representation letter, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The previous Chief Financial Officer departed from the Company under dubious circumstances. The Chief Financial Officer contends that she got terminated on August 10, 2020; however, the Company argues that the Chief Financial Officer resigned on August 11, 2020.

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

Except as discussed above, we conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PLS CPA

PLS CPA,

A Professional Corp.

We have served as the Company’s auditor since 2016.

October 19, 2020

San Diego, CA. 92111

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019

ASSETS

CURRENT ASSETS:
Cash	$619,338	$13,898
Prepaid expense and other	30,207	1,751
Total Current Assets	649,545	15,649

Fixed assets	-	-

OTHER ASSETS:
Other assets – non-current	-	-
Total Other Assets	-	-

TOTAL ASSETS	$649,545	$15,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$66,163	$3,300
Accrued expense	-	1,600
Loans – related party	837,373	39,373
Loans – non-related parties	-	-
TOTAL LIABILITIES	903,536	44,273

STOCKHOLDERS’ EQUITY (RETAINED DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of March 31, 2020 and 2019	8,025	8,025
Additional paid in capital	23,201	23,201

Retained deficit	(285,217)	(59,850)
Non-controlling interest in subsidiary	-	-
NetPay International, Inc. stockholders’ equity (retained deficit)	(285,217)	(59,850)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(253,991)	(28,624)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (RETAINED DEFICIT)	$649,545	$15,649

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended March 31, 2020	For the year ended March 31, 2019

Revenue	$-	$-
	-	-
Expenses:
Depreciation expense	-	34
Product development costs	-	6,643
Rent, insurance and other occupancy costs	21,012	-
Legal and other professional fees	172,743	-
Consulting and other administrative costs	12,585	38,820
	206,340	45,497
Other Income/(Expense):
Gain on sale of assets	-	9,748
Debt forgiveness	-	211,162
Interest expense	(5,988)	-
Interest expense – related party	(15,847)	-
Interest income	3,608	-
	(18,227)	220,910

Income/(loss) before provision for income taxes	(224,567)	175,413

Provision for income tax	800	800

Net income/(loss)	$(225,367)	$174,613

Basic and diluted income/(loss) per share	$(0.03)	$0.02

Weighted average common shares outstanding - basic and diluted	8,025,000	8,025,000

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (RETAINED DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total

Balance – March 31, 2018	8,025,000	$8,025	$22,001	$(234,463)	$(204,437)

Related party debt forgiveness – additional paid in capital	-	-	1,200	-	1,200

Net income	-	-	-	174,613	174,613

Balance – March 31, 2019	8,025,000	8,025	23,201	(59,850)	(28,624)

Net loss	-	-	-	(225,367)	(225,367)

Balance - March 31, 2020	8,025,000	$8,025	$23,201	$(285,217)	$(253,991)

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended March 31, 2020	For the year ended March 31, 2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(225,367)	$174,613
Depreciation and amortization expense	-	34
Gain from sale of assets	-	(9,748)
Debt forgiveness	-	(211,162)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(28,456)	(1,677)
Change in deferred offering costs	-	-
Change in accounts payable	62,863	11,600
Change in accrued expense and other	(1,600)	-
Net Cash Provided by (Used in) Operating Activities	(192,560)	(36,340)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	798,000	39,573
Loan repayment to nonrelated parties	-	(500)
Loan proceeds from nonrelated parties	-	6,179
Net Cash Provided by (Used In) Financing Activities	798,000	45,252
CHANGE IN CASH	605,440	8,912
CASH AT BEGINNING OF PERIOD	13,898	4,986
CASH AT END OF PERIOD	$619,338	$13,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$1,600	$800

Non-cash investing and financing activities:
Vendor account payment for fixed asset and intangible assets	$-	$10,000
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$-	$1,200

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization - NetPay International, Inc. (formerly known as Allegro Beauty Products, Inc.) (“Company”) was incorporated under the laws of the State of Nevada on March 31, 2016. The Company issued 5,500,000 shares of its common stock to its founder at inception in exchange for organizational services.

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

On August 29, 2018, Mr. Elbaz was appointed as Chief Executive Officer to the Company. Mr. Elbaz serves in the same capacity for the Company’s majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based business. On September 17, 2018, the board of directors and a majority of our shareholders approved the name change from Allegro Beauty Products, Inc. to NetPay International, Inc. The effective date of the name change was November 7, 2018.

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant's credit card acquiring clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different than the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services industry.

Plan of Operations – The Company plans to build a payment facilitator model for streamlining merchant services within the U.S. as well as partnering with Netpay Europe’s well-established international business. As a payment facilitator, the Company will eliminate the need for individual merchants to establish a traditional merchant account. In the payment facilitator model, a software provider registers with an acquirer to provide payment services to sub-merchants that utilize its software. By registering as a payment facilitator with an acquirer, the software provider acts as a “master” merchant account provider, including the onboarding of sub-merchants under its own account in order to facilitate payment transactions for the sub-merchants.

Risks and Uncertainties – The Company has not yet obtained a license to operate in the United States as a payment facilitator and has not yet commercially launched the offering of the Company’s services. There can be no assurance that the Company will obtain a payment facilitator license or that the Company’s services will gain broad acceptance among prospective customers or users. In addition, one of the greatest challenges to the Company’s payment facilitator model is the level of responsibility the Company will be required to assume with the acquirer. This includes greater liability for fraud, chargebacks, and data breaches, and the ability to meet compliance mandates and ever-changing regulatory rules.

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

The accompanying consolidated financial statements include the accounts of NetPay International, Inc. and its majority-owned subsidiary, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiary and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiary in which the Company owns less than 100%, the Company recognizes a non-controlling interest for the ownership of the non-controlling owners. Non-controlling interests are immaterial for all the periods presented. Any amount would be included in interest and other, net in the consolidated statement of operations, of which there are none for each of the periods presented.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company during the twelve months ended March 31, 2020 purchased a 12-month certificate of deposit with the same financial institution that provided the Standby Letter of Credit. The certificate of deposit earns interest at 1.5% per annum. Total certificates of deposit amount were $501,000. The Company recognized interest income of $3,608 for the twelve months ended March 31, 2020. The Company maintains cash and cash equivalent balances with a financial institution in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

e.Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over the estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

f.Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

MARCH 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

i.Advertising - Advertising is expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

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

l. Concentration of credit risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consists primarily of cash and cash equivalents. The Company maintains cash and cash equivalent balances with financial institution in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

m. Going Concern Alleviation - The accompanying financial statements have been prepared assuming that the Company no longer has a going concern issue. As of March 31, 2020, the Company still has not generated any revenue and has no committed sources of capital or financing besides the $840,000 in funding from the Company’s majority shareholder (see Note 4 – Loans – Related Party). The Company’s majority shareholder and its verbal commitment to fund the execution of the Company’s business plan, however, make the going concern issue no longer relevant.

Management believes the actions recently taken by the Company to implement its business plan and the entering into a payment facilitator merchant agreement provides the basis for long term revenue production. Company’s management believes that with the continued and substantial financial support of and the backing from its majority shareholder, financing will become available to support its expansion plan. Company’s management believes that with the assistance and guidance of the majority shareholder, the Company will be in a position to thrive.

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

The Company issued 5,500,000 shares of its common stock to its founder for organizational services, which were valued at $5,500. The Company filed a registration statement declared effective by the Securities and Exchange Commission on June 27, 2017. The Company solicited investors for a total investment of $55,000. The Company sold 2,750,000 shares of its common stock to 30 investors who paid $0.02 per share. 225,000 shares were returned to treasury by certain shareholders for no consideration during March 2018. The Company recognized a reduction in common stock of $225 and an increase of $225 to additional paid in capital.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 4 - LOANS - RELATED PARTY AND RELATED PARTY TRANSACTIONS

With the Change in Control (see Note 1 – Organization and Basis of Presentation) the Company’s founder and former officer and director, settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This occurred on or about August 29, 2018.

At March 31, 2020, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

During the twelve months ended March 31, 2020, the Company received approximately $798,000 from its majority shareholder to pay for working capital and operating expenses. As of March 31, 2020, loans from related party was $837,373 ($39,373 as of March 31, 2019). Approximately $57,000 of that short-term funding is unsecured and bears no interest or repayment terms.

On October 10, 2019, the Company and its majority shareholder, Compunet, entered into a formal note payable agreement in the amount $780,000. The related party loan bears interest at the Israel Bank Prime Rate plus 2.45% per annum, compounded annually. Interest shall accrue at a rate of 4.20% per annum until repayment. The loan is due and payable on December 31, 2020. The Company recorded related party interest expense of $15,847 for the twelve months ended March 31, 2020 and includes the related party interest payable in its account payable, with a balance due as of March 31, 2020 of $15,847.

The Company had entered into a verbal month-to-month consulting arrangement with its former Chief Financial Officer. Services were rendered through a corporate entity owned 50% by our former Chief Financial Officer. That corporate entity was located in Israel and services were settled in USD as determined as the functional currency for payment. The total services fee due for the fiscal year ending March 31, 2020 was $54,423. The Company as of March 31, 2020 included a related party payable for these services of $13,876; this amount is included its accounts payable balance.

With the Change in Control (see Note 1 – Organization and Basis of Presentation), the Company’s founder settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for this related party transaction. This transaction was completed during the twelve months ended March 31, 2019.

NOTE 5 - LOANS - NONRELATED PARTIES

Prior to the fiscal year ending March 31, 2019, the Company had loans from non-related parties of which none were outstanding as of March 31, 2019 or March 31, 2020. Prior loans were unsecured and carried no interest rate or specific repayment terms.

With the Change in Control (see Note 1 – Organization and Basis of Presentation), the Company’s founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized debt forgiveness of $63,300 related to the non-related party loans. This occurred on or about August 29, 2018. This transaction was completed during the twelve months ended March 31, 2019.

NOTE 6 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

With the Change in Control (see Note 1 – Organization and Basis of Presentation), the Company’s founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized total debt forgiveness of $211,100. This occurred on or about August 29, 2018. In total the Company recognized a reduction in vendor accounts payable of $147,800 and non-related party loans of $63,300. No consideration was paid by the Company for this debt forgiveness.

In connection with the Change in Control (see Note 1 – Organization and Basis of Presentation) the Company’s founder guaranteed the settlement of certain debts resulting in the sale of certain assets in exchange for an account payable of $10,000. This resulted in the Company recognizing a gain on sale of assets of $9,700. These assets consisted of certain intellectual property of the Company and any fixed assets that had been fully depreciated on the date of sale. This transaction completed during the twelve months ended March 31, 2019.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 7 - INCOME TAXES

As of March 31, 2020, and March 31, 2019, the Company had a net operating loss (“NOL”) carry-forward of $285,217 and $59,850, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of March 31, 2020	As of March 31, 2019
Deferred tax assets:
Net operating tax carryforwards	$59,896	$12,569
Other	-	-
Gross deferred tax assets	59,896	12,569
Valuation allowance	(59,896)	(12,569)
Net deferred tax assets	$-	$-

The realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset.

Reconciliation between statutory rate and effective tax rate for both periods presented and as of March 31, 2020 was:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

Effective income tax rate and the new tax law - Our effective income tax rate was (0.0%) for the periods presented. The effective income tax rate for the periods was based upon the estimated rate applicable for the fiscal year adjusted to reflect any significant items related specifically to an interim period. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as any change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower corporate tax rate resulted in no difference in income tax expense.

NOTE 8 – SIGNIFICANT AGREEMENTS AND PREPAID EXPENSE – SBLC FEE

On October 11, 2019, the Company entered into an agreement with a commercial bank to issue a standby letter of credit on behalf of the Company to WorldPay, LLC (“WorldPay”) for $500,000 allowing the Company to provide payment facilitator merchant services in the continental United States through WorldPay. The standby letter of credit is valid until cancelled or maturity and is collateralized by a revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letter of credit for as long as the Company continues to do business with WorldPay in the USA. No amounts have been drawn under the standby letter of credit. The Company funded the initial $500,000 with Bank Leumi, its commercial bank of record. The Company incurred a fee of approximately $12,600 in connection with the standby letter of credit. The Company amortizes the fee associated with the standby letter of credit over 12 months. The Company had a remaining balance associated with that fee at March 31, 2020 of $6,662. This amount is included in prepaid expense and other. The Company recognizes approximately $1,040 per month until maturity.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 8 – SIGNIFICANT AGREEMENTS AND PREPAID EXPENSE – SBLC FEE (CONTINUED)

On October 16, 2019, the Company entered into a long-term Payment Facilitator Merchant Agreement with WorldPay, LLC, pursuant to which the Company may process an unlimited amount of credit card transactions, subject to the terms of the agreement on fees, chargebacks, and other costs associated with the business and the agreement. According to the agreement, WorldPay will provide sponsorship services to the Company, and the Company will be registered through WorldPay as a Visa third-party agent and a MasterCard service provider. The sponsorship services allow the Company to route transactions under WorldPay’s membership in order to clear card transactions through MasterCard, Visa and other networks.

On March 26, 2020 the Company entered into an Affiliate Partner Agreement with Network Merchants LLC (“NMI”). The Company may access and use NMI’s FACe Platform for payment facilitation and processing. The FACe platform is a sophisticated unified commerce platform that operates on a sub-merchant basis such that each merchant is not required to obtain its own Merchant Identification Number (MID).

On March 24, 2020 the Company entered into a PROFAC Agreement with ProPay, Inc. (“ProPay”). This agreement allows the Company to (a) refer clients to ProPay and for them to participate in ProPay’s transaction processing program in relation to financial services cards issued by MasterCard International Incorporated, Visa U.S.A. Inc., American Express Travel Related Services Company, Inc., and DFS Services LLC, and as well (b) incorporate ProPay’s transaction processing program into the Company’s own service offerings. ProPay deducts its fees from proceeds received from referred clients and remits the residual amount to the Company. This agreement allows the Company to provide its clients the ability to clear card transactions through MasterCard, Visa and other international financial networks.

NOTE 9 - DEFERRED OFFERING COSTS

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred that were directly related to our public offering. Deferred offering costs were netted against the proceeds of the public offering. Deferred offering costs of $30,474 were offset against additional paid in capital upon the closing of the public offering. For both periods presented ending March 31, 2020 and March 31, 2019 deferred offering costs were none and none.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after March 31, 2020 through the date that these financial statements were issued. No events were determined to be reportable.

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

Our Chief Executive Officer, Principal Executive Officer, and Principal Financial Officer, Alon Elbaz, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Elbaz concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Netpay International, Inc. as of August 14, 2020.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Our management consists of:

Name	Age	Title
Alon Elbaz	49	President, CEO, principal executive officer, principal financial officer, chairman and director

Alon Elbaz. Mr. Alon Elbaz was appointed Chief Executive Officer of the Company on August 29, 2018. Since 2003, Mr. Elbaz has served as Chief Executive Officer of the Compunet Holdings AA Ltd. group of companies, which includes Netpay EUR Limited (“Netpay Europe”). Netpay Europe is a payment services provider that has been providing secure and safe credit card clearing services since 1997. Mr. Elbaz does not receive any compensation from the Company as a Director or as the Chief Executive Officer.

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

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceedings listed in Item 401(f) of Regulation S-K in the past 10 years.

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

All directors will be reimbursed by NetPay International for any expenses incurred in attending directors' meetings provided that NetPay International has the resources to pay these fees. NetPay International will consider applying for officers’ and directors’ liability insurance at such time that it has the resources to do so.

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

Director Nominations

As of March 31, 2020, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the twelve months ended March 31, 2020 and 2019, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alon Elbaz(1) CEO and Director	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Limor Mamon(2) CFO and Director	2020	-	-	-	-	-	-	54,423	54,423
	2019	-	-	-	-	-	-	-	-

(1)There is no formal employment arrangement with Mr. Elbaz at this time.

(2)Ms. Mamon resigned from her position as CFO of the Company on August 11, 2020. Ms. Mamon provided her services through an Israeli corporation that billed the Company approximately 50,000 shekels per month for her efforts. To date, Ms. Mamon has received approximately $40,500 of the $54,423 that has been billed for her services as a consultant and Chief Financial Officer to the Company. The Company pays for these services in US Dollars, its functional currency.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alon Elbaz (1)	$-	$-	$-	$-	$-	$-	$-

Limor Mamon (2)	$-	$-	$-	$-	$-	$-	$-

(1)Mr. Elbaz provides his services to the Company for no compensation.

(2)Ms. Mamon resigned from the Board on August 11, 2020. She had provided her services as a director to the Company for no compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2020. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2020. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2020. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 14, 2020 we had 8,025,000 shares of common stock outstanding which are held by 6 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of August 14, 2020; of all directors and executive officers of NetPay International; and of our directors and officers as a group.

Title Of Class	Name and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Alon Elbaz	5,978,332(3)	74.50%
Common	Limor Mamon	401,250	5.00%
	All Directors and Officers as a group (1 person)	5,978,332	74.50%

(1)The address for purposes of this table is the Company’s address which is 2 Hamanofim Street, Herzliya Pituach 46722562 Israel.

(2)Unless otherwise indicated, NetPay International believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3)Includes 5,577,082 shares of common stock owned directly by Compunet Holdings AA Ltd. and for which Mr. Elbaz claims beneficial ownership as the owner of Compunet Holdings, and 401,250 shares of common stock owned directly by Mr. Elbaz.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. There are 8,025,000 shares of our common stock issued and outstanding as of March 31, 2020 held by six shareholders of record:

•Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

·

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

Shareholder Matters

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward-looking statements does not apply to us; our shares will probably be considered penny stocks for the foreseeable future. Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

•Issued by an open-end management investment company registered with the SEC and which may be redeemed at the option of the shareholder at net asset value; or

•Traded in an organized market and has at least 2,000 holders and a market value of at least $20,000,000, exclusive of the value of shares held by the company’s senior executives, directors, and beneficial stockholders owning more than 10% of such shares.

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

As of March 31, 2020, we owe $837,373 in connection with an interest-free demand loan (approximately $57,000) and an interest accruing note (approximately $780,000) that is due and payable on December 31, 2020 from our majority shareholder, Compunet Holdings AA Ltd. The proceeds were used for basic working capital purposes. No written or oral agreement exists between Compunet Holdings AA Ltd., Mr. Elbaz the Chief Executive Officer of Compunet Holdings AA Ltd. and the Company concerning this loan. The Company does not intend to repay this loan for the foreseeable future.

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

According to the NASDAQ definition, Mr. Alon Elbaz is not an independent director because Mr. Elbaz currently serves as an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2020 and March 31, 2019 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2020	March 31, 2019
Audit fees (1)	$12,500	$10,500
Audit-related fees	-	-
Tax fees	2,000	-
All other fees	-	-
Total Fees	$14,500	$10,500

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2020 and March 31, 2019.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services except for tax return services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)Financial Statements

(b)Exhibits

NetPay International, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation (Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017).
3.2	By-Laws (Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017).
3.3	Certificate of Amendment to Articles of Incorporation (Filed with our Form 8-K dated November 7, 2018).
10.1	Loan Agreement, signed on October 10, 2019, by the Company and Compunet Holdings AA Ltd. (Filed with our Form 10-Q dated February 11, 2020).
10.2	Payment Facilitator Merchant Agreement, signed on October 16, 2019, by the Company and WorldPay, LLC (Filed with our Form 8-K dated November 4, 2019).
10.3*†	ProFac Agreement, signed on March 24, 2020, by NetPay International, Inc. and ProPay Inc.
10.4*†	Affiliate Partner Agreement, signed on March 26, 2020, by NetPay International, Inc. and Network Merchants, LLC.
14.1	Code of Ethics (Filed with our Form S-1 Registration Statement dated November 10, 2016).
21*	List of Subsidiaries
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Alon Elbaz
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Alon Elbaz

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

*Filed herewith.

†Certain information has been excluded from the exhibit because it both (i) is not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

#The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETPAY INTERNATIONAL, INC.
(Registrant)

Date: October 19, 2020	By:	/s/ Alon Elbaz
Alon Elbaz
Director, Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer