Form 10-KT
period 2020-12-31
NetPay International Inc
filed 2021-11-08
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2020 to December 31, 2020

Commission file number 333-214549

NETPAY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Medinat HaYehudim Str., Herzilya ISRAEL 4676612	+972-3-612-6966
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Copies of communications to:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
	(Do not check if a smaller reporting company)	☒	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $729,463.

The number of shares of the registrant’s common stock outstanding as of October 12, 2021 is 27,633,700 shares. Documents incorporated by reference: None

NETPAY INTERNATIONAL, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;
●	our future operating results;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward- looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward- looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant’s credit card acquiring clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different than the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services industry.

NetPay International, Inc. is a technology company that plans to launch technological products in the fintech world.

Recent Developments

On August 11, 2020, Ms. Limor Mamon, a director of the Company and the Company’s Chief Financial Officer, resigned from the Board of Directors and from her position as CFO of the Company.

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

In March 2020, the World Health Organization (“WHO”) declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic, which has spread globally and created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Singapore, Malaysia, China, and India. National, state and local governments in these countries have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses. However, our business products and services have generally not been classified as critical, essential or life-sustaining businesses exempted from these government shutdowns and despite this we have been able to continue our business operations at a reduced capacity. Please see the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Item 1A “Risk Factors” for further information regarding the COVID-19 pandemic declared by the WHO in March 2020.

Plan of Operations

As of October 31, 2021, we have one employee, our Chief Executive Officer, Mrs. Lina Michaeli, and a consultant who is based out of New York City in order to expand our business operations. NetPay is a development stage company and has little to no financial resources besides existing shareholder loans. We have not established or attempted to establish a source of equity or debt financing.

As of December 31, 2020, we had assets which consist of cash ($120,741) and prepaid expenses ($19,618). We expect to increase our assets over the next year as we further develop our payment processing business with capital investment in fixed assets such as computers and management information systems to improve and secure services and product offering. In order to fund our business activities over the next 12 months, we will attempt to secure sufficient and satisfactory funding from our majority shareholder, Compunet Holdings AA Ltd., an international Israeli-based company, from Mr. Elbaz, as well as others. There can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

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

In order to achieve Netpay Europe’s global business goals, Compunet Holdings AA Ltd., a company controlled by Mr. Alon Elbaz (Netpay Europe’s founder and Chief Executive Officer), acquired the Company, a publicly traded and reporting company in the United States of America. Under the guidance of Mr. Elbaz and Netpay Europe, the Company believes that it will expand its services through its recently acquired payment facilitator license (or PayFac) and other license agreements. This allows the Company to become a sub- merchant account for a merchant service provider in order to provide payment processing services to merchant clients, particularly in the e-commerce marketplace. A payment facilitator license will allow the Company to offer merchant services on a sub-merchant platform. Allowing sub-merchants to be on-boarded under the master of the Company, which will be sponsored by a bank or financial institution.

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

On December 5, 2018, we launched a new Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision of merchant’s credit card acquiring clearing service, and other value-added services. These services to be provided by NetPay (USA), Inc. will be different than the payment facilitation business, which is our core business. To date, Netpay (USA), Inc. has entered into a binding agreement with eData Financial Group LLC, located in Florida, for the resale of merchant’s credit card acquiring and processing services, and a memorandum of understanding with Blue Parasol Group LLC for the provision of similar services to that of eData Financial Group and NetPay (USA). We currently own ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two highly qualified experienced executives in the credit card payment services industry. We believe that with their expertise and guidance NetPay (USA) is well-positioned to become an industry leader within the North American market and worldwide. A brief description of the services to be provided by NetPay (USA) is set forth below:

●	NetPay (USA) will act as an independent sales organization (ISO).
●	NetPay (USA) will seek merchants that will obtain services primarily from us, such as - clearing, providing credit, and other value-added services.
●	Merchant underwriting.
●	Managing and monitoring merchant activity, and irregularity resolution.
●	Margin sharing between the Company and NetPay (USA).
●	Onboard interface with merchants, e-commerce support, and high-risk merchant assessment.

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

Anti-money Laundering and Counter Terrorist Regulation.

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) has issued a rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as our Consumer Solutions business and its distributors, engaged in the provision and sale of prepaid access devices like prepaid cards. We plan to register with FinCEN as a money services business. This registration will result in our having direct responsibility to maintain and implement an anti-money laundering compliance program.

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

United Kingdom’s Exit from the European Union

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

Property

Our corporate office address is 12 Medinat HaYehudim Str., Herzilya, 4676612 Israel. This space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of our using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space. In addition, on February 27, 2019, we entered into an agreement with WeWork for the lease of non-exclusive access to office space in New York, NY on a month-to-month basis, commencing March 1, 2019, for a fee of $700 per month. Our US mailing and office address is 880 3rd Avenue, New York, NY 10022. These offices are available to our employee, Mr. Elbaz, as well as our outside consultant to use 24/7 while in the United States. Our website is www.netpayin.com

Litigation

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

NetPay is an early stage company and has virtually no financial resources. As of December 31, 2020 and March 31, 2020, we had a negative working capital balance of $413,874 and $253,991, respectively, and stockholders’ deficit of $413,874 and $253,991, respectively. The Notes to our financial statements as of and for the year ended December 31, 2020 explain that notwithstanding that the Company has no committed sources of capital or financing besides the $451,023 in funding from the Company’s majority shareholder, in reliance on the Company’s majority shareholder’s verbal commitment to fund the execution of the Company’s new business plan, the Company’s financial statements have been prepared assuming that the Company has alleviated its going concern issue. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern in future years.

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

3.	Security breaches of our systems, including as a result of cyber-attacks, may damage client relations, our reputation as well as expose NetPay to financial liability.

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

4.	We operate in a highly competitive market and therefore face a high risk of business failure or at the very least a competitive disadvantage.

We are aware of many competitors to our planned business operations. Our success in this industry will be largely dependent on our ability to distinguish and establish a need for our services. Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, customer service, and results.

5.	Because we will be dependent on advertising and marketing firms, we will be at a competitive disadvantage to companies having greater resources to pay larger fees or to companies with dedicated in-house departments for these purposes.

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

6.	We have low volume sales.

Due to covid-19 pandemic and the company’s ongoing process of launching its new business, we have low volume revenues. There is no guarantee that we will ever develop commercially viable products and services. To become profitable, we will have to successfully develop, market and sell our products and services. There can be no assurance that our business development efforts will be completed or successful, that we will be able to market and sell our products and services at an acceptable cost and acceptable quality, that our products and services can be successfully marketed, or that there will be a market with customers willing to purchases our products and services.

7.	There is no guarantee that we will obtain a payment facilitator license or that our services will gain sufficient acceptance by customers and users in the e-commerce marketplace.

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

8.	Regulatory and legal uncertainties could harm our business.

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

9.	We became subject to the periodic reporting requirements of the Exchange Act. This requires us to incur audit fees and legal fees in connection with the preparation of such periodic reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

10.	Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and put into effect by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

11.	The costs of being a public company could result in the inability to continue as a going concern.

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

12.	Having only one director limits our ability to establish effective independent corporate governance procedures and gives our CEO unbridled control.

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

13.	An occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect, and has to date negatively affected, our operations.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker filed an application with FINRA on our behalf and was approved to quote the shares of our common stock on the OTC market. While the market maker’s application has been accepted by FINRA there can be no assurance as to whether:

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

●	the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

22.	The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for a security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

23.	Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

Our corporate office address is 12 Medinat HaYehudim Str., Herzilya, 4676612 Israel. This space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of our using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space. In addition, on February 27, 2019, we entered into an agreement with WeWork for the lease of non-exclusive access to office space in New York, NY on a month-to-month basis, commencing March 1, 2019, for a fee of $700 per month. Our US mailing and office address is 880 3rd Avenue, New York, NY 10022. These offices are available to our one employee, Mr. Elbaz, as well as our outside consultant to use 24/7 while in the United States. Our website is www.netpayin.com.

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

Trade/Market Data
Fiscal Quarts	Hi and Low for the Quarter	Total Value
06/30/2020	0.08 – 0.06	92,500
03/31/2020	0.20 – 0.06	955,950
12/31/2019	1.50 – 0.20	11,300

Shareholders of Record

As of October 31, 2021, an aggregate of 27,633,700 shares of our common stock were issued and outstanding and owned by 6 shareholders of record.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the Company’s plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward- looking statements are based on the Company’s current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and for the year ended March 31, 2020, and other risks and uncertainties listed from time to time in the Company’s other filings with the SEC. There may be other factors of which the Company is not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. In addition, there is uncertainty about the spread of the COVID-19 virus and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains and economic activity in general. The Company does not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements other than as required by law. Any forward-looking statements speak only as of the date hereof or as of the dates indicated in the statement.

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

Recent Developments

On August 11, 2020, Ms. Limor Mamon, a director of the Company and the Company’s Chief Financial Officer, resigned from the Board of Directors and from her position as the CFO of the Company.

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

Our business has continued to operate but at a reduced capacity. We believe that the effects of the COVID-19 pandemic did not materially impact our financial results for the fourth quarter of fiscal 2019; however, the effects of the pandemic on our financial results for the first quarter of fiscal 2020 and other future periods may be significant and cannot currently be reasonably estimated due to the significant volatility, uncertainty and economic disruption caused by the pandemic. See Item 1A “Risk Factors” of this Form 10- K for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition. We continue to analyze our cost structure and may implement cost reduction measures as may be necessary due to the on- going economic challenges resulting from the COVID-19 pandemic.

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

On December 5, 2018, we launched a new Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision of merchant’s credit card acquiring clearing service, and other value-added services. These services to be provided by NetPay (USA), Inc. will be different than the payment facilitation business, which is our core business. To date, Netpay (USA), Inc. has entered into a binding agreement with eData Financial Group LLC, located in Florida, for the resale of merchant’s credit card acquiring and processing services, and a memorandum of understanding with Blue Parasol Group LLC for the provision of similar services to that of eData Financial Group and NetPay (USA). We currently own ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two highly qualified experienced executives in the credit card payment services industry. We believe that with their expertise and guidance NetPay (USA) is well-positioned to become an industry leader within the North American market and worldwide. A brief description of the services to be provided by NetPay (USA) is set forth below:

●	NetPay (USA) will act as an independent sales organization (ISO).
●	NetPay (USA) will seek merchants that will obtain services primarily from us, such as - clearing, providing credit, and other value-added services.
●	Merchant underwriting.
●	Managing and monitoring merchant activity, and irregularity resolution.
●	Margin sharing between the Company and NetPay (USA).
●	Onboard interface with merchants, e-commerce support, and high-risk merchant assessment.

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

Result of Operations for period ended December 31, 2020 and for the Year ended March 31, 2020 and 2019 Expenses.

Expenses for the nine months ended December 31,2020 was $171,552 and for the years ended March 31, 2020 and March 31, 2019 was $206,340 and $45,497, respectively. This represents an increase of $160,843 or 353.5% for year over year. Product development costs for the nine months ended December 31,2020 were none, and for the years ended March 31, 2020 and March 31, 2019 were none and $6,643, respectively. This represents a decrease of $6,643 or 100.0% for year over year. The Company for the nine months ended December 31,2020 incurred $14,450 and for the years ended March 31, 2020 and March 31, 2019 $172,743 and none, respectively, in legal and other professional fees associated with its business expansion. A significant amount of these costs for the year ended March 31, 2020 would have not been incurred except for the efforts moving forward on the business expansion and start- up costs associated with this business expansion. The Company entered into several consulting agreements associated with its business expansion as well as incurred significant legal expense associated with its business expansion. The Company believes that its legal and other professional fees will increase as its business expansion accelerates in its growth. The Company for nine months ended December 31,2020 incurred $83,844 and for the years ended March 31, 2020 and March 31, 2019, $12,585 and $38,820, respectively, in consulting, administrative and other costs associated with its operations. This represents a decrease of $26,235 or 67.6% for year over year. The Company for the nine months ended December 31,2020 and for the year ended March 31, 2020, incurred none and for the year ended March 31, 2019, $34, in depreciation expense. The Company sold its prior business operations and intangible assets to a former vendor of the Company.

Other Income/(Expense)

Other income/(expense) for the nine months ended December 31,2020 was $35,732 and for the years ended March 31, 2020 and March 31, 2019 was $(18,227) and $220,910, respectively. The Company for the year ended March 31, 2019 recognized a gain on sale of assets of $9,748. This was a one-time sale. Additionally, the Company for the year ended March 31, 2019 realized income from forgiveness of certain debts of $211,162. Both of these transactions are considered one-time transactions and are not expected to occur again. The Company for the nine months ended December 31,2020 and for the year ended March 31, 2020, recognized $23,170 and $15,847, respectively, in interest expense associated mostly from related party debt. The company for the nine months ended December 31,2020 and for the year ended March, 31 2020, recognized $20,067 and $5,988, respectively, in interest expense associated with fees on our payment facilitator license. The Company for the nine months ended December 31,2020, and for the year ended March 31, 2020 recognized $7,505 and $3,680, respectively, in interest income derived from its certificate of deposit in the amount of $500,000. Other income/(expense) is not able to be compared to year over year percentages or dollar increase or decrease.

Income/(Loss) before provision for income taxes

Income/(loss) before provision for income taxes for the nine months ended December 31,2020 and for the years ended March 31, 2020 and March 31, 2019 was $(159,883), $(225,367) and $175,413, respectively. The Company recorded provisions for income taxes of $800 for the year ended March 31, 2020 and $800 for the year ended March 31, 2019.

Basic and diluted income/(loss) per share

Basic and diluted income/(loss) per share for the nine months ended December 31,2020 and for the years ended March 31, 2020 and March 31, 2019 was $(0.02), $(0.03) and $0.02 per share, respectively. Basic and diluted number of shares outstanding was 8,025,000 and 8,025,000, respectively, for the periods presented.

Liquidity

A significant portion of our public offering was used to pay for offering expenses. Our current cash position (approximately $120,000) was provided through a series of loans from our majority shareholder to cover working expenditures and to provide the necessary collateral for the Company’s $500,000 letter of credit established with a US financial institution. Prepaid expense was approximately

$30,000 attributable to deposits on business activities and assets used within the US.

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

Going Concern Alleviation - The accompanying financial statements have been prepared assuming that the Company no longer has a going concern issue. As of December 31, 2020, the Company has no committed sources of capital or financing besides the $840,000 in funding from the Company’s majority shareholder. The Company’s majority shareholder and its verbal commitment to fund the execution of the Company’s new business plan, however, make the going concern issue no longer relevant.

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

NETPAY INTERNATIONAL, INC. MARCH 31, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders NetPay International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetPay International, Inc. (the “Company”) as of December 31, 2020 and March 31,2020, the related consolidated statements of operations, changes in shareholders’ retained deficit and cash flows for the nine months ended December 31, 2020 and for the years ended March 31,2020 and 2019, and the related notes to the financial statements (collectively, the consolidated financial statements). In our opinion, except for the previous chief financial officer’s refusal to provide representation letter, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and March 31,2020, and the results of its operations and its cash flows for the nine months ended December 31, 2020 and the years ended March 31, 2020 and 2019,, in conformity with accounting principles generally accepted in the United States of America.

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

Except as discussed above, we conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PLS CPA
PLS CPA,
A Professional Corp.

We have served as the Company’s auditor since 2016. October 19, 2020

San Diego, CA. 92111

WEINSTEIN INTERNATIONAL
C.P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NetPay International Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NetPay International, Inc. ("the Company") as of December 31,2020 and the related statements of operations, changes in stockholders' deficit and cash flows, for each of the periods ended December 31,2020, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for each of the periods ended December 31, 2020, in conformity with generally accepted accounting principles in the United States of America.

The financial statements of the Company as of March 31, 2020, and for the year then ended were audited by other auditors who have ceased operation. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 19, 2020.

On March 11, 2021, the Board of Directors of the company changed the fiscal year end-date of the Company from March 31 to December 31. Our audit covered the nine-month period ended December 31, 2020.

Basis for Opinion

/s/ Weinstein International C.P.A. (Isr)

Tel Aviv, Israel

November 5, 2021

WEINSTEIN INTERNATIONAL CPA REG. NO 516018504

US Number: 1-661-466-2466 Local: +972 58 – 6886666 | Email: i@dwacc.com Web: www.dwacc.com

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 30, 2020	March 31, 2020

ASSETS

CURRENT ASSETS:
Cash	$120,741	$619,338
Prepaid expense	19,618	30,207
Total Current Assets	140,359	649,545

Fixed assets	1	1

TOTAL ASSETS	$140,360	$649,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$57,896	$66,164
Accrued expense	45,315	-
Loans – non-related parties	-	-
Loan – related party	451,023	837,373
TOTAL LIABILITIES	554,234	903,537

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,025,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020	8,025	8,025
Additional paid in capital	23,201	23,201
Retained deficit	(445,100)	(285,217)
Total NetPay International, Inc. stockholders’ equity (deficit)	(413,874)	(253,991)
Non-controlling interest in subsidiary	-	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(413,874)	(253,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$140,360	$649,546

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Nine months ended	Year ended
	December 31, 2020	March 31, 2020	March 31, 2019

Revenue	$130,614	$-	$-
COGS	83,213	-	-
	47,401	-	-
Expenses:
Depreciation expense	-	-	34
Product development costs	-	-	6,643
Rent, insurance and other occupancy costs	73,258	21,012	-
Legal and other professional fees	14,450	172,743	-
Consulting and other administrative costs	83,844	12,585	38,820
	171,552	206,340	45,497
Other Income/(Expense):
Gain on sale of assets	-	-	9,748
Debt forgiveness	-	-	211,162
Interest expense	20,067	5,988	-
Interest expense – related party	23,170	15,847	-
Interest income	(7,505)	(3,608)	-
	35,732	18,227	220,910

Loss before provision for income taxes	(159,883)	(224,567)	175,413

Provision for income tax	-	800	800

Net Loss	$(159,883)	$(225,367)	$176,213

Basic and diluted income/(loss) per share	$(0.02)	$(0.03)	$0.02

Weighted average common shares outstanding - basic and diluted	8,025,000	8,025,000	8,025,000

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (RETAINED DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance – March 31, 2018	8,025,000	$8,025	$22,001	$(234,463)	$(204,437)
Related party debt forgiveness – additional paid in capital	-	-	1,200	-	1,200
Net income	-	-	-	174,613	174,613
Balance – March 31, 2019	8,025,000	8,025	23,201	(59,850)	(28,624)
Net loss	-	-	-	(225,367)	(225,367)
Balance - March 31, 2020	8,025,000	$8,025	$23,201	$(285,217)	$(253,991)
Net loss	-	-	-	(159,883)	(159,883)
Balance - December 31, 2020	8,025,000	$8,025	$23,201	$(445,100)	$(413,874)

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months ended	Year Ended
	December 31, 2020	March 31, 2020	March 31, 2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(159,883)	$(225,367)	$174,613
Depreciation and amortization expense	-	-	34
Gain from sale of assets	-	-	(9,748)
Debt forgiveness	-	-	(211,162)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	10,589	(28,456)	(1,677)
Change in accounts payable	(8,268)	62,863	11,600
Change in accrued expense	45,315	(1,600)	-
Net Cash Provided by (Used in) Operating Activities	(112,247)	(192,560)	(36,340)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	(386,350)	798,000	39,573
Loan repayment to nonrelated parties	-	-	(500)
Loan proceeds from nonrelated parties	-	-	6,179
Net Cash Provided by (Used In) Financing Activities	(386,350)	798,000	45,252

CHANGE IN CASH	(498,597)	605,440	8,912
CASH AT BEGINNING OF PERIOD	619,338	13,898	4,986
CASH AT END OF PERIOD	$120,741	$619,338	$13,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$1,600	$800
Non-cash investing and financing activities:
Vendor account payment for fixed asset and intangible assets	-	$-	$10,000
Additional paid in capital adjustment from debt forgiveness by related party shareholder	-	$-	$1,200

See notes to the consolidated financial statements.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2020

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

On December 5, 2018, the Company launched its Delaware subsidiary, NetPay (USA), Inc., to act as an independent sales organization (ISO) to seek opportunities related to the provision to merchants of merchant’s credit card acquiring clearing, and other value-added services. The services provided by NetPay (USA), Inc. will be different than the payment facilitation business, which will be the core business of the Company. The Company owns ninety percent (90%) of NetPay (USA), with the remaining ten percent (10%) owned by two experienced executives in the credit card services industry.

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company during the twelve months ended December 31, 2020 purchased a 12-month certificate of deposit with the same financial institution that provided the Standby Letter of Credit. The certificate of deposit earns interest at 1.5% per annum. Total certificates of deposit amount were $501,000. The Company recognized interest income of $7,505 for the twelve months ended December 31, 2020. The Company maintains cash and cash equivalent balances with a financial institution in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

b.	Stock-based Compensation - The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

c.	Use of Estimates and Assumptions - Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

d.	Earnings (Loss) per Share - The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

e.	Property and Equipment Capitalization Policies - Property and equipment is stated at cost and depreciated over the estimated useful life of the asset using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

f.	Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. No provision was made for Federal income tax.

g.	Revenue Recognition - The Company will recognize revenue when products are fully delivered, or services have been provided and collection is reasonably assured.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.	Impairment of Long-Lived Assets - The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

i.	Advertising - Advertising is expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

j.	Intangible Assets - Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

k.	Recently Issued Accounting Pronouncements - The Company reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

l.	Concentration of credit risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consists primarily of cash and cash equivalents. The Company maintains cash and cash equivalent balances with financial institution in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

m.	Going Concern Alleviation - The accompanying financial statements have been prepared assuming that the Company no longer has a going concern issue. As of December 31, 2020, the Company has no committed sources of capital or financing besides the $450,000 in funding from the Company’s majority shareholder (see Note 4 – Loans – Related Party). The Company’s majority shareholder and its verbal commitment to fund the execution of the Company’s business plan, however, make the going concern issue no longer relevant.

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2020

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

At December 31, 2020, there are 8,025,000 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

During the nine months ended December 31, 2020, the Company repaid approximately $386,000 to its majority shareholder. As of December 31, 2020, loans from related party were $451,023(see Note 10 – Subsequent events) and $837,373 as of March 31, 2020. Approximately $57,000 of that short-term funding is unsecured and bears no interest or repayment terms.

On October 10, 2019, the Company and its majority shareholder, Compunet, entered into a formal note payable agreement in the amount $780,000. The related party loan bears interest at the Israel Bank Prime Rate plus 2.45% per annum, compounded annually. Interest shall accrue at a rate of 4.20% per annum until repayment. The loan is due and payable on December 31, 2020. The Company recorded related party interest expense of $23,170 for the nine months ended December 31, 2020 and includes the related party interest payable in its account payable, with a balance due as of December 31, 2020 of $23,170.

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

NOTE 6 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

With the Change in Control (see Note 1 – Organization and Basis of Presentation), the Company’s founder guaranteed the settlement of certain outstanding debts resulting in forgiveness of that debt; the Company recognized total debt forgiveness of $211,100. This occurred on or about August 29, 2018. In total the Company recognized a reduction in vendor accounts payable of $147,800 and non- related party loans of $63,300. No consideration was paid by the Company for this debt forgiveness.

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2020

NOTE 7 - INCOME TAXES

As of December 31, 2020, and March 31, 2020, the Company had a net operating loss (“NOL”) carry-forward of $445,100 and $285,217, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of December 31,2020	As of March 31,2020
Deferred tax assets:
Net operating ta carryforwards	$93,471	$59,896
Other	-	-
Gross deferred tax assets	93,471	59,896
Valuation allowance	(93,471)	(59,896)
Net deferred tax assets	$-	$-

The realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset.

Reconciliation between statutory rate and effective tax rate for both periods presented and as of December 31, 2020 was:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

Effective income tax rate and the new tax law - Our effective income tax rate was (0.0%) for the periods presented. The effective income tax rate for the periods was based upon the estimated rate applicable for the fiscal year adjusted to reflect any significant items related specifically to an interim period. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as any change represents a discrete item for purposes of income tax accounting. The re- measurement of deferred tax liabilities at the lower corporate tax rate resulted in no difference in income tax expense.

On March 22, 2021, the company received penalty notice in the amount of $15,130 from IRS authority regarding to tax period March 31,2019. This penalty is currently examined by the company management in order to confirm its relevancy.

The penalty hasn’t been paid yet.

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2020

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

NOTE 9 - DEFERRED OFFERING COSTS

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred that were directly related to our public offering. Deferred offering costs were netted against the proceeds of the public offering. Deferred offering costs of $30,474 were offset against additional paid in capital upon the closing of the public offering. For both periods presented ending December 31, 2020 and March 31, 2020 deferred offering costs were none and none.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after December 31, 2020 through the date that these financial statements were issued. No events were determined to be reportable:

On January 01, 2021 Compunet Holdings A.A. Ltd Sold its holding in NetPay International Inc. To BNC Technologies LTD, for $ 250,000.

On January 01, 2021 NetPay International Inc. acquired from BNC Holdings LTD an operating license for clearing technology (online payment gateway solutions) for $ 1,000,000 which will be paid in cash or in shares (by share value on the payment day) until the end of the year. the acquire agreement allows BNC to request payment within 14 days’ notice.

On January 11, 2021 the board of Directors of Compunet Holdings A.A. Ltd, decided to send an application to NetPay International Inc. to Repay debt of $ 451,000 directly to their controlling shareholder, Mr. Alon Elbaz.

On January 11, 2021 NetPay International Inc. signed an agreement with Mr. Alon Elbaz to convert debt of $ 451,000 into shares, at a share value of $ 0.023. For this purpose, the company issued 19,608,700 new shares.

On September 09, 2021 Compunet Holdings A.A. Ltd. transfers 5,500,000 shares to BNC Holdings LTD.

BNC Technologies LTD and Compunet Holdings A.A. Ltd controlled by Mr. Alon Elbaz.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 15, 2021, Mrs. Lina Michaeli was appointed as the new Chief Executive Officer of the Company and director.

Mrs. Lina Michaeli is an entrepreneur and business consultant in Business Development and International Marketing in wide range of fields. such as Hitech, Aviation, Defense technologies and Cyber security.

Mrs. Lina Michaeli has served Between October 2015, and August 2019, as a Director, International Marketing at Corporate Marketing of IAI (Israel Aerospace Industry).

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

All directors will be reimbursed by NetPay International for any expenses incurred in attending directors’ meetings provided that NetPay International has the resources to pay these fees. NetPay International will consider applying for officers’ and directors’ liability insurance at such time that it has the resources to do so.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code has been filed with the SEC and is available upon written request to the Company.33

Nominations to the Board of Directors

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

Director Nominations

As of December 31, 2020, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the Nine months ended December 31, 2020 and for the year ended March 31,2020 and 2019, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alon Elbaz(1) CEO and Director	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Limor Mamon(2) CFO and Director	2020	-	-	-	-	-	-	54,423	54,423
	2019	-	-	-	-	-	-	-	-

(1)	There is no formal employment arrangement with Mr. Elbaz at this time.

(2)	Ms. Mamon resigned from her position as CFO of the Company on August 11, 2020. Ms. Mamon provided her services through an Israeli corporation that billed the Company approximately 50,000 shekels per month for her efforts. To date, Ms. Mamon has received approximately $40,500 of the $54,423 that has been billed for her services as a consultant and Chief Financial Officer to the Company. The Company pays for these services in US Dollars, its functional currency.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alon Elbaz (1)	$-	$-	$-	$-	$-	$-	$-

Limor Mamon (2)	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Elbaz provides his services to the Company for no compensation.

(2)	Ms. Mamon resigned from the Board on August 11, 2020. She had provided her services as a director to the Company for no compensation.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended December 31, 2020. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended December 31, 2020. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2020. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

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

Title Of Class	Name and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)		Percent of Class
Common	CEDE & CO	1,602,350
Common	COMPUNET HOLDINGS AA LTD	5,577,082	(3)	74.50%
Common	ALON ELBAZ	401,250		5.00%
Common	NIR REINHOLD	306,818
Common	RAHAMIM MONI SAAT
	All Directors and Officers as a group (1 person)	5,978,332		74.50%

(1)	The address for purposes of this table is the Company’s address which is 12 Medinat HaYehudim Str., Herzilya, 4676612 Israel.

(2)	Unless otherwise indicated, NetPay International believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3)	Includes 5,577,082 shares of common stock owned directly by Compunet Holdings AA Ltd. and for which Mr. Elbaz claims beneficial ownership as the owner of Compunet Holdings, and 401,250 shares of common stock owned directly by Mr. Elbaz.

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

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

●	The number of shares and the designation of the series;

●	Whether to pay dividends on the series and, if so, the dividend rate, the dividend payment date, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

●	Whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

●	Whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

●	Whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

●	The rights of the shares of series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. There are 8,025,000 shares of our common stock issued and outstanding as of December 31, 2020 held by five shareholders of record:

●	Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

●	Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

●	Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

●	Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

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

Directors’ Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider: (a) the economy of the state and the nation; (b) the interests of the community and of society; and (c) our long-term and short-term interests and that of our shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection.

Dissenters’ Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers, plans of conversion, or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of a company’s articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

●	Listed on a national securities exchange;

●	Issued by an open-end management investment company registered with the SEC and which may be redeemed at the option of the shareholder at net asset value; or

●	Traded in an organized market and has at least 2,000 holders and a market value of at least $20,000,000, exclusive of the value of shares held by the company’s senior executives, directors, and beneficial stockholders owning more than 10% of such shares.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation, if the board of directors resolution approving the plan of merger or exchange provides otherwise, or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner’s interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law specifies that shareholders have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his or her demand to inspect. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days’ written notice. The records covered by this right include official copies of:

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

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in a company may not obtain voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders’ meeting held upon the request and at the expense of the acquiring person. If the acquiring person’s shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to exercise dissenting rights and demand payment for the fair value of their shares, and we must comply with the demand. An “acquiring person” means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. “Controlling interest” means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all the voting power of the company in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. “Control shares” means the company’s outstanding voting shares that an acquiring person: (a) acquires or offers to acquire in an acquisition; and (b) acquires within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company’s articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply to the company or to an acquisition of a controlling interest.

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

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an “interested shareholder.” As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company’s articles of incorporation provide otherwise.

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for two years after the date the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless the combination meets all the requirements of our Articles of Incorporation; and the combination was either approved (1) by our board of directors before the person became an interested shareholder; or (2) by the board of directors and disinterested shareholders representing at least 60% of the Company’s voting power. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the two-year period only if the shareholder receives approval from a majority of our disinterested shareholders or the combination meets the requirements for adequate consideration that are specified in NRS 78.441-42. For the above provisions, “resident domestic-corporation” means a Nevada corporation that has 200 or more shareholders of record. An “interested stockholder” is defined in NRS 78.423 as someone who is either:

●	The beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

●	Our affiliate or associate and who within two years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Its telephone number is 801-274-1088.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address is 12 Medinat HaYehudim Str., Herzilya, 4676612 Israel. The space is provided to us by our majority shareholder Compunet Holdings AA Ltd. at no cost. The space is located in Netpay Europe’s business location. Netpay Europe incurs no incremental costs as a result of us using this space. There is currently no written or oral agreement between Compunet Holdings AA Ltd. and the Company for utilizing this space.

As of December 31, 2020, we owe $451,023 in connection with an interest-free demand loan (approximately $57,000) and an interest accruing note (approximately $451,023) that is due and payable on December 31, 2020 from our majority shareholder, Compunet Holdings AA Ltd. The proceeds were used for basic working capital purposes. No written or oral agreement exists between Compunet Holdings AA Ltd., Mr. Elbaz the Chief Executive Officer of Compunet Holdings AA Ltd. and the Company concerning this loan. The Company does not intend to repay this loan for the foreseeable future.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB as maintained by OTC Markets Group, Inc. does not have director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Alon Elbaz is not an independent director because Mr. Elbaz currently serves as an officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2020 and March 31, 2019 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2020	March 31, 2020
Audit fees (1)	$22,000	$10,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$22,000	$10,500

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended December 31, 2020 and March 31, 2020.

This Audit fees were not recognized as a provision on the financial statement as of December 31,2020 since they would be pay directly by the former Chief Executive Officer of the Company, Alon Elbaz.

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

The following documents are filed as part of this Annual Report on Form 10-K

(a) Financial Statements

(b) Exhibits

NetPay International, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation (Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017).
3.2	By-Laws (Filed with our Pre-effective Amendment #1 Form S-1 Registration Statement dated March 9, 2017).
3.3	Certificate of Amendment to Articles of Incorporation (Filed with our Form 8-K dated November 7, 2018).
10.1	Loan Agreement, signed on October 10, 2019, by the Company and Compunet Holdings AA Ltd. (Filed with our Form 10- Q dated February 11, 2020).
10.2	Payment Facilitator Merchant Agreement, signed on October 16, 2019, by the Company and WorldPay, LLC (Filed with our Form 8-K dated November 4, 2019).
10.3*†	ProFac Agreement, signed on March 24, 2020, by NetPay International, Inc. and ProPay Inc.
10.4*†	Affiliate Partner Agreement, signed on March 26, 2020, by NetPay International, Inc. and Network Merchants, LLC.
14.1	Code of Ethics (Filed with our Form S-1 Registration Statement dated November 10, 2016).
21*	List of Subsidiaries
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Alon Elbaz
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Alon Elbaz

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

*	Filed herewith.

†	Certain information has been excluded from the exhibit because it both (i) is not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETPAY INTERNATIONAL, INC.
(Registrant)

Date: November 8, 2021	By:	/s/ Lina Michaeli
Lina Michaeli
Chief Executive Officer and Director

