Form 10-Q
period 2021-03-31
NetPay International Inc
filed 2022-01-11
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three Months ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-214549

NETPAY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	81-2805555
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Medinat HaYehudim Str., Herzilya ISRAEL 4676612	4676612
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2021 was 27,633,700 shares.

NETPAY INTERNATIONAL, INC.

Part I. Financial Information

Item 1 - Interim Financial Statements (Unaudited)

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
	IN USD

ASSETS
CURRENT ASSETS:
Cash	142,496	120,741
Prepaid expense	27,828	19,618

Total Current Assets	170,324	140,359

Fixed assets	1	1

TOTAL ASSETS	170,325	140,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	203,071	57,896
Accrued expense	65,003	45,315
Loans – non-related parties	-	-
Loan – related party	-	451,023

TOTAL LIABILITIES	268,074	554,234

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and Outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,633,700 Shares issued and outstanding as of March 31, 2021 and 8,025,000 as of December 31,2020	27,634	8,025
Additional paid in capital	454,615	23,201
Retained deficit	(579,998)	(445,100)

Total NetPay International, Inc. stockholders’ equity (deficit)	(97,749)	(413,874)

Non-controlling interest in subsidiary	-	-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(97,749)	(413,874)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	170,325	140,360

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three Months ended March 31, 2021	For the three Months ended March 31, 2020
	(Unaudited)	(Unaudited)
	IN USD

Revenue	169,040	-
COGS	186,461	-
	(17,421)	-
Expenses:
Depreciation expense	-	-
Product development costs	-	-
Marketing	4,875	-
Rent, insurance and other occupancy costs	19,944	21,012
Legal and other professional fees	8,723	81,953
Consulting and other administrative costs	53,675	2,651
	87,217	105,616
Other Income/(Expense):
Gain on sale of assets	-	-
Debt forgiveness	-	-
Interest expense	4,631	5,988
Interest expense – related party	499	2,236
Interest income	-	(1,883)
IRS penalty	25,130	-
	30,260	6,341

Loss before provision for income taxes	(134,898)	(111,957)

Provision for income tax	-	800

Net income/(loss)	(134,898)	(112,757)

Basic and diluted income/(loss) per share	(0.00)	(0.03)

Weighted average common shares outstanding - basic and diluted	27,633,700	8,025,000

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total

Balance - December 31, 2019 (audited)	8,025,000	$8,025	$23,201	$(172,460)	$(141,234)

Net loss for the three months Ended March 31, 2020 (audited)	-	-	-	(112,757)	(112,757)

Balance – March 31, 2020 (audited)	8,025,000	$8,025	$23,201	$(285,217)	$(253,991)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total

Balance - December 31, 2020 (unaudited)	8,025,000	$8,025	$23,201	$(445,100)	$(413,874)

Issuance of stocks January 11, 2021	19,608,700	19,609	431,414	-	451,023

Net loss for the three months ended March 31, 2021 (unaudited)	-	-	-	(134,898)	(134,898)

Balance – March 31, 2021 (unaudited)	27,636,698	$27,634	$454,615	$(579,998)	$(97,749)

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three Months ended	For the three Months ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(134,898)	$(112,757)

Depreciation and amortization expense	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(8,211)	(13,713)
Change in accounts payable	145,175	22,320
Change in accrued expense	19,689	-

Net Cash Provided by (Used in) Operating Activities	21,755	(104,150)

CASH FLOW FROM INVESTING ACTIVITIES
Loan proceeds from related party	(451,023)	-
Proceeds from share issuance	451,023	-

Net Cash Provided by (Used In) Financing Activities	-	-

CHANGE IN CASH	21,755	104,150

CASH AT BEGINNING OF PERIOD	120,741	723,488

CASH AT END OF PERIOD	$142,496	$619,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	-	-
Income taxes	-	800

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Basis of Presentation – The financial statements are prepared using the accrual method of accounting. The Company elected a March 31 st , year-end. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

The accompanying unaudited consolidated financial statements include the accounts of NetPay International, Inc. and its majority- owned subsidiary, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiary and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiary in which the Company owns less than 100%, the Company recognizes a non-controlling interest for the ownership of the non-controlling owners. Non-controlling interests are immaterial for all of the periods presented, and are included in interest and other, net in the consolidated statement of operations, of which there are none for the periods presented.

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

These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended March 31, 2021 and notes thereto contained.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $97,749 and an accumulated deficit of $579,998 at March 31, 2021.

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

NOTE 4 - SHARE CAPITAL

The Company has 100,000,000 shares of common stock authorized; par value $0.001 per share. The Company has 100,000,000 shares of blank check preferred stock authorized; par value $0.001 per share. The blank check preferred stock may be designated into one or More series, from time to time, by the Company’s Board of Directors by filing a certificate pursuant to NRS Chapter 78.

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

At March 31, 2021, there are 27,633,700 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 5 LOANS - RELATED PARTY

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder settled certain outstanding debts of the Company resulting in forgiveness of that debt; the Company recognized a one-time increase to additional paid in capital of $1,200 for This related party transaction. This transaction completed during the 2 nd quarter of fiscal year ending March 31, 2019.

NOTE 6 - LOANS - NONRELATED PARTIES

With the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder guaranteed the settlement of certain

Outstanding debts resulting in forgiveness of that debt; the Company recognized debt forgiveness of $63,300 related to the non-related Party loans. This occurred on or about August 29, 2018. These transactions completed during the 2 nd quarter of fiscal year ending March 31, 2019.

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

In connection with the Change in Control (see Note 1 – Organization and Basis of Presentation) our founder guaranteed the settlement

Of certain debts resulting in the sale of certain assets in exchange for an account payable of $10,000. This resulted in the Company Recognizing a gain on sale of assets of $9,700. These assets consisted of certain intellectual property of the Company and fixed assets that had been fully depreciated on the date of sale. These transactions completed during the 2 nd quarter of fiscal year ending March 31, 2019.

NOTE 8 - INCOME TAXES

As of March 31, 2021 and December 31, 2020, the Company had a net operating loss (“NOL”) carry-forward of $579,998 and $445,100, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of March 31,	As of December 31,
	2021	2020
	(Unaudited)	(Unaudited)

Deferred tax assets:
Net operating tax carryforwards	$121,800	$93,471
Other	-	-

Gross deferred tax assets	121,800	93,471
Valuation allowance	(121,800)	(93,471)

Net deferred tax assets	$-	$-

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 8 - INCOME TAXES (CONT.)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset.

Reconciliation between statutory rate and effective tax rate for both periods presented and as of March 31, 2021 was:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

Effective income tax rate and the new tax law - Our effective income tax rate was (0.0%) for the periods presented. The effective income tax rate for the periods were based upon the estimated rate applicable for the fiscal year adjusted to reflect any significant items related specifically to an interim period. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re- measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as any change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower corporate tax rate resulted in no difference in income tax expense.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after March 31, 2021 through the date that these financial statements were issued. The following events were determined to be reportable:

On July 15, 2021, the company approved Mr. Alon Elbaz resignation from his position as a President, CEO, Chairman of the Board and Director of the Company. the company appointed a new management:

●	Lina Michaeli - in the position of CEO and director.

●	Daniel Eliyahu Ballali – in the position of director.

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

On January 01, 2021 Compunet Holdings A.A. Ltd Sold its holding in NetPay International Inc. To BNC Technologies LTD, for $ 225,000.

On January 01, 2021 NetPay International Inc. acquired from BNC Holdings LTD an operating license for clearing technology (online payment gateway solutions) for $ 1,000,000 which will be paid in cash or in shares (by share value on the payment day) until the end of the year. the acquire agreement allows BNC to request payment within 14 days’ notice.

Plan of Operations

As of March 31, 2021, we have one employee, our President and Chief Executive Officer, Mr. Alon Elbaz. NetPay is a development stage company and has little to no financial resources besides shareholder loans.

We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

Due to covid-19 pandemic and the company’s ongoing process of launching its new business, we have low volume revenues.

There are no assurances can be given that we will achieve our goal. The launch of our new business will depend on our ability to obtain sufficient financing.

In order to further our plan of operations, we will need to secure additional financing of approximately $1,000,000. If we are not successful in securing this capital, we will not be able to proceed with our business plan as contemplated. Our plan of operations will require us to establish additional sources of capital to fulfill our operational requirements if we do not obtain sufficient financing from our majority shareholder. These funds will go towards building out the US operations to ultimately generate sales.

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

Result of Operations for the three Months ended March 31, 2021 and for the three Months ended March 31, 2020

Expenses

Expenses for the Three months ended March 31, 2021 and for the Three months ended March 31, 2020 was $303,937 and $111,957 respectively. The Company for the Three months ended March 31, 2021 and for the Three months ended March 31, 2020 incurred $53,675 and $2,651 respectively, in consulting, administrative and other costs associated with its operations.

Income/(loss) before provision for income taxes

Loss before provision for incomes taxes for the Three months ended March 31, 2021 and for the Three months ended March 31, 2020 was $(134,898) and $(111,957), respectively.

Basic and diluted income/ (loss) per share

Basic and diluted loss per share for the Three months ended March 31, 2021 and for the Three months ended March 31, 2020 was $(0.00) and $(0.01) per share, respectively. Basic and diluted number of shares outstanding was 27,633,700 and 8,025,000, respectively, for the periods presented.

Liquidity

Our current cash position (approximately $142,500) was provided through a loan from our majority shareholder to cover working expenditures.

Prior to August 2018, most of our resources and efforts had been devoted to planning our business, implementing systems and controls for growth, and completing our public offering. Post August 2018 we have been working on our new business operations here in the United States.

Although there can be no assurances whatsoever that we will obtain this funding, we believe that if we do, we may be able to successfully commence the launch of our new business for 2021/2022. Obstacles may prevent us from launching our new business despite the availability of funding and our efforts. If we are unable to raise additional funds, significant funding amounts may have to be provided by our majority shareholder to the extent that it is capable and willing to provide such loans. We do not have any oral or written agreements in place with our majority shareholder or any third parties for such funds and cannot provide any assurances that we will be able to obtain such funds.

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

Our Chief Executive Officer, Alon Elbaz evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Elbaz concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31,2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NetPay is an early-stage company and has virtually no financial resources. As of March 31, 2021 and December 31, 2020 we had a negative working capital balance of $579,998 and $445,100, respectively, and stockholders’ deficit of $97,749 and $413,874, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the Three months ended March 31, 2021; the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

3.	Because we will be dependent on advertising and marketing firms, we will be at a competitive disadvantage to companies having greater resources to pay larger fees or to companies with dedicated in-house departments for these purposes.

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

4.	We have low volume sales

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

5.	There is no guarantee that we will obtain a payment facilitator license or that our services will gain sufficient acceptance by customers and users in the e-commerce marketplace.

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

6.	Regulatory and legal uncertainties could harm our business.

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

7.	We became subject to the periodic reporting requirements of the Exchange Act. This requires us to incur audit fees and legal fees in connection with the preparation of such periodic reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

8.	Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and put into effect by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and those receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

9.	The costs of being a public company could result in the inability to continue as a going concern.

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

Risks Related to Our Common Stock

10.	We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

11.	We may not be able to raise sufficient financing or resources to develop, manufacture and market our services.

We currently have no firm commitments for any funds. If we are unable to raise sufficient additional financing or other financial resources to develop, and market our services, our business will fail and investors will lose their entire investment.

12.	The Company sold its shares without an underwriter. A small number of persons purchased our shares and they may risk losing their investment without a market to develop for our shares.

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

13.	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (27,633,700) shares. In addition, if a significant and active trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market and again without action or vote of the shareholders. These actions will certainly result in dilution of the ownership interests of existing shareholders and further dilute common stock book value; this dilution may be material.

14.	Shareholder interests may be undercut because we can issue shares of our common stock to individuals or entities that support existing management thereby enhancing existing management’s ability to maintain control of NetPay.

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

15.	Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt shareholder interests because corporate resources may be expended for the benefit of officers and/or directors.

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

16.	Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

While we are able to have our shares quoted on the OTC-Pink market (formerly the Pink Sheets), we plan to attempt to have our shares quoted on the OTCQB (the share price quotation service owned by OTC Markets, Inc.). We applied through a broker- dealer and its’ clearing firm to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. It is commonly believed if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC market and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC market and the OTCQB). While we have achieved DTC-eligibility, this is not a requirement in order to trade on the OTC market or the OTCQB. We believe, however, that DTC-eligibility is a necessity to process trades on the OTC market and the OTCQB if we are going to trade with any volume.

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

17.	Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

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

18.	The market for penny stocks has experienced numerous frauds and abuses that could adversely impact our investors.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for a security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

19.	Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

20.	Our board of directors (consisting of one person, who is our President and Chief Executive Officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

21.	The ability of our CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

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

22.	Most of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the shares of common stock (25,512,948 shares) owned by our majority shareholder are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of their shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. There is no limit on the amount of restricted securities that may be sold by a non- affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under amended Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of common stock shares of present stockholders, may have a depressive effect on the price of the common stock in any market that may develop.

23.	We do not expect to pay cash dividends in the foreseeable future.

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

24.	Because we are not subject to rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

25.	25. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC has been automatically suspended.

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

None for the period ending March 31, 2021

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

NetPay International, Inc. includes by reference the following exhibits:

3.1 **	Articles of Incorporation
3.2 **	By-Laws
3.3 ***	Certificate of Amendment to Articles of Incorporation
14.1 *	Code of Ethics
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

NETPAY INTERNATIONAL, INC.

(Registrant)

Date: January 11, 2022

By:	/s/ Lina Michaeli
Lina Michaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Lina Michaeli	Chief Executive Officer and Director	January 11, 2022
Lina Michaeli

-29-