Form 10-Q
period 2021-06-30
NetPay International Inc
filed 2022-01-11
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2021 was 27,633,700 shares.

NETPAY INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)	3

	Consolidated Balance Sheets of NetPay International, Inc. at June 30, 2021 (unaudited) and December 31, 2020 (unaudited)	3

	Consolidated Statement of Operations of NetPay International, Inc. for the Three Months Ended June 30, 2021 and 2020 (unaudited) and the Six Months Ended June 30, 2021 and 2020 (unaudited)	4

	Consolidated Statement of Stockholders Equity (Deficit) of NetPay International, Inc. for the Three Months Ended June 30, 2021 and 2020 (unaudited)	5

	Consolidated Statement of Cash Flows of NetPay International, Inc. for the Three Months Ended June 30, 2021 and 2020 (unaudited) and the Six Months Ended June 30, 2021 and 2020 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

Part I. Financial Information

Item 1 - Interim Financial Statements (Unaudited)

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
	IN USD

ASSETS
CURRENT ASSETS:
Cash	56,885	120,741
Prepaid expense	25,023	19,618
Trade accounts receivable	13,836	-
Total Current Assets	95,744	140,359

Fixed assets	2,493	1

TOTAL ASSETS	98,237	140,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	122,386	57,896
Accrued expense	84,854	45,315
Loan – related party	-	451,023

TOTAL LIABILITIES	207,240	554,234

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and Outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,633,700 Shares issued and outstanding as of June 30, 2021 and 8,025,000 as of December 31,2020	27,634	8,025
Additional paid in capital	454,615	23,201
Retained deficit	(591,252)	(445,100)

Total NetPay International, Inc. stockholders’ equity (deficit)	(109,003)	(413,874)

Non-controlling interest in subsidiary	-	-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(109,003)	(413,874)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	98,237	140,360

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three months ended June 30, 2021	For the Three months ended June 30, 2020	For the Six months ended June 30, 2021	For the Six months ended June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$81,592	$-	$250,631	$-
COGS	56,941	304	243,402	304
	24,651	(304)	7,229	(304)
Expenses:
Depreciation expense	-	-	-	-
Product development costs	-	-	-	-
Marketing	-	-	4,875	-
Rent, insurance and other occupancy costs	20,165	21,615	40,109	42,627
Legal and other professional fees	4,500	7,750	13,223	89,703
Consulting and other administrative costs	6,589	36,329	60,263	38,980
	31,254	65,694	118,470	171,310
Other Income/(Expense):
Gain on sale of assets	-	-	-	-
Debt forgiveness	-	-	-	-
Interest expense	4,651	8,610	9,281	14,598
Interest expense – related party	-	8,386	499	10,622
Interest income	-	-	-	(1,883)
IRS penalty	-	-	25,130	-
	4,651	16,996	34,910	23,337

Loss before provision for income taxes	(11,254)	(82,994)	(146,151)	(194,951)

Provision for income tax	-	-	-	800

Net Loss	$(11,254)	$(82,994)	$(146,151)	$(195,751)

Basic and diluted income/(loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	27,633,700	8,025,000	27,633,700	8,250,000

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND THE THREE MONTHS ENDED JUNE 30, 2021

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2020 (unaudited)	8,025,000	$8,025	$23,201	$(285,217)	$(253,991)

Net loss for the three months Ended June 30, 2020 (unaudited)	-	-	-	(82,994)	(82,994)

Balance – June 30, 2020 (unaudited)	8,025,000	$8,025	$23,201	$(368,211)	$(336,985)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - March 31, 2021 (unaudited)	27,633,700	$27,634	$454,615	$(579,998)	$(97,749)

Net loss for the three months ended June 30, 2021(unaudited)	-	-	-	(11,254)	(11,254)

Balance – June 30, 2021 (unaudited)	8,025,000	$27,634	$454,615	$(591,252)	$(109,003)

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months ended		For the Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(11,254)	$(82,994)	(146,151)	(195,751)

Depreciation and amortization expense	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	2,805	21,404	(5,405)	7,689
Change in accounts payable	(80,685)	(26,687)	64,489	(4,365)
Change in accrued expense	19,851	2,067	39,539	2,067
Change in trade accounts receivable	(13,836)	-	(13,836)	-

Net Cash Provided by (Used in) Operating Activities	(83,119)	(86,210)	(61,364)	(190,360)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	(2,492)	-	(2,492)	-

CASH FLOW FROM INVESTING ACTIVITIES
Loan proceeds from related party	-	-	(451,023)	-
Proceeds from share issuance	-	-	451,023	-

Net Cash Provided by (Used In) Financing Activities	-	-	-	-

CHANGE IN CASH	(85,611)	(86,210)	(63,856)	(190,360)

CASH AT BEGINNING OF PERIOD	142,496	619,338	120,741	723,488

CASH AT END OF PERIOD	$56,885	$533,128	$56,885	533,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	-	-	-	-
Income taxes	-	-	-	800

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $109,003 and an accumulated deficit of $591,252 at June 30, 2021.

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

At June 30, 2021, there are 27,633,700 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 8 - INCOME TAXES

As of June 30, 2021 and December 31, 2020, the Company had a net operating loss (“NOL”) carry-forward of $591,252 and $445,100, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of June 30,	As of December, 31,
	2021	2020
	(Unaudited)	(Unaudited)

Deferred tax assets:
Net operating tax carryforwards	$124,163	$93,471
Other	-	-

Gross deferred tax assets	124,163	93,471
Valuation allowance	(124,163)	(93,471)

Net deferred tax assets	$-	$-

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Reconciliation between statutory rate and effective tax rate for both periods presented and as of June 30, 2021 was:

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after June 30, 2021 through the date that these financial statements were issued. The following events were determined to be reportable:

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

Plan of Operations

As of June 30, 2021, we have one employee, our President and Chief Executive Officer, Mr. Alon Elbaz. NetPay is a development stage company and has little to no financial resources besides shareholder loans.

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

Result of Operations for the three Months ended June 30, 2021 and for the three Months ended June 30, 2020

Expenses

Expenses for the Three months ended June 30, 2021 and for the Three months ended June 30, 2020 was $92,846 and $82,994 respectively. The Company for the Three months ended June 30, 2021 and for the Three months ended June 30, 2020 incurred $6,589 and $36,329 respectively, in consulting, administrative and other costs associated with its operations.

Income/(loss) before provision for income taxes

Loss before provision for incomes taxes for the Three months ended June 30, 2021 and for the Three months ended June 30, 2020 was $(11,254) and $(82,994), respectively.

Basic and diluted income/ (loss) per share

Basic and diluted loss per share for the Three months ended June 30, 2021 and for the Three months ended June 30, 2020 was $(0.00) and $(0.01) per share, respectively. Basic and diluted number of shares outstanding was 27,633,700 and 8,025,000, respectively, for the periods presented.

Liquidity

Our current cash position (approximately $56,900) was provided through a loan from our majority shareholder to cover working expenditures.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30 ,2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NetPay is an early-stage company and has virtually no financial resources. As of June 30, 2021 and December 31, 2020 we had a negative working capital balance of $591,252 and $445,100, respectively, and stockholders’ deficit of $109,003 and $413,874, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the Three months ended June 30, 2021; the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

There is currently no established market for our common stock, and there can be no assurance that any established market will develop. Transfer of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been Registered for resale under the blue-sky laws of any state, such shareholders and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

None for the period ending June 30, 2021

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

- 28 -