Form 10-Q
period 2021-09-30
NetPay International Inc
filed 2022-01-11
CIK 1689490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three Months ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2021 was 27,633,700 shares.

NETPAY INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)	3

	Consolidated Balance Sheets of NetPay International, Inc. at September 30, 2021 (unaudited) and December 31, 2020 (unaudited)	3

	Consolidated Statement of Operations of NetPay International, Inc. for the Three Months Ended September 30, 2021 and 2020 (unaudited) and the Nine Months Ended September 30, 2021 and 2020 (unaudited)	4

	Consolidated Statement of Stockholders Equity (Deficit) of NetPay International, Inc. for the Three Months Ended September 30, 2021 and 2020 (unaudited)	5

	Consolidated Statement of Cash Flows of NetPay International, Inc. for the Three Months Ended September 30, 2021 and 2020 (unaudited) and the Nine Months Ended September 30, 2021 and 2020 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

Part I. Financial Information

Item 1 - Interim Financial Statements (Unaudited)

NETPAY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September	December
	30,2021	31,2020
	(Unaudited)	(Unaudited)
	IN USD

ASSETS
CURRENT ASSETS:
Cash	3,466	120,741
Prepaid expense	55,311	19,618
Total Current Assets	58,777	140,359

Fixed assets	2,493	1

TOTAL ASSETS	61,270	140,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	123,039	57,896
Accrued expense	109,352	45,315
Loan – related party	-	451,023

TOTAL LIABILITIES	232,391	554,234

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and Outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,633,700 Shares issued and outstanding as of September 30, 2021 and 8,025,000 as of December 31,2020	27,634	8,025
Additional paid in capital	454,615	23,201
Retained deficit	(653,370)	(445,100)

Total NetPay International, Inc. stockholders’ equity (deficit)	(171,121)	(413,874)

Non-controlling interest in subsidiary	-	-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(171,121)	(413,874)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	61,270	140,360

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three months ended September 30, 2021	For the Three months ended September 30, 2020	For the Nine months ended September 30, 2021	For the Nine months ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$426	$250,631	$426
COGS	-	502	243,402	807
	-	(76)	7,229	(381)
Expenses:
Depreciation expense	-	-	-	-
Product development costs	-	-	-	-
Marketing	-	-	4,875	-
Rent, insurance and other occupancy costs	20,385	19,493	60,495	62,122
Legal and other professional fees	34,653	6,200	47,876	95,903
Consulting and other administrative costs	2,390	17,889	62,653	56,868
	57,428	43,582	175,899	214,893
Other Income/(Expense):
Gain on sale of assets	-	-	-	-
Debt forgiveness	-	-	-	-
Interest expense	4,690	5,206	13,971	19,803
Interest expense – related party	-	8,474	499	19,096
Interest income	-	-	-	(1,883)
IRS penalty	-	-	25,130	-
	4,690	13,680	39,600	37,016

Loss before provision for income taxes	(62,118)	(57,338)	(208,270)	(252,290)

Provision for income tax	-	-	-	800

Net Loss	$(62,118)	$(57,338)	$(208,270)	$(253,090)

Basic and diluted income/(loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	27,633,700	8,025,000	27,633,700	8,250,000

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND THE THREE MONTHS

ENDED SEPTEMBER 30, 2021

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance – June 31, 2020 (unaudited)	8,025,000	$8,025	$23,201	$(368,211)	$(336,985)

Net loss for the three months Ended September 30, 2020 (unaudited)	-	-	-	(57,338)	(57,338)

Balance – September 30, 2020 (unaudited)	8,025,000	$8,025	$23,201	$(425,549)	$(394,323)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Retained Deficit	Total
Balance - June 30, 2021 (unaudited)	27,633,700	$27,634	$454,615	$(591,252)	$(109,003)

Net loss for the three months ended September 30, 2021 (unaudited)	-	-	-	(62,118)	(62,118)

Balance – September 30, 2021 (unaudited)	8,025,000	$27,634	$454,615	$(653,370)	$(171,121)

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months ended		For the Nine Months ended
	September	September	September	September
	30,2021	30,2020	30,2021	30,2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(62,118)	$(57,338)	(208,270)	(253,090)

Depreciation and amortization expense	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(30,288)	3,370	(35,693)	11,059
Change in accounts payable	653	11,673	65,143	7,309
Change in accrued expense	24,498	11,989	64,037	14,056
Change in trade accounts receivable	13,836	-	-	-

Net Cash Provided by (Used in) Operating Activities	(53,419)	(30,306)	(114,783)	(220,666)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	-	-	(2,492)	-

CASH FLOW FROM INVESTING ACTIVITIES
Loan proceeds from related party	-	-	(451,023)	-
Proceeds from share issuance	-	-	451,023	-

Net Cash Provided by (Used In) Financing Activities	-	-	-	-

CHANGE IN CASH	(53,419)	(30,306)	(117,275)	(220,666)

CASH AT BEGINNING OF PERIOD	56,885	533,128	120,741	723,488

CASH AT END OF PERIOD	$3,466	$502,822	$3,466	$502,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	-	-	-	-
Income taxes	-	-	-	800

See notes to the consolidated financial statements

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $171,121 and an accumulated deficit of $653,370 at September 30, 2021.

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

At September 30, 2021, there are 27,633,700 shares of common stock issued and outstanding. There are no shares of blank check preferred stock issued or outstanding.

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

NOTE 8 - INCOME TAXES

As of September 30, 2021 and December 31, 2020, the Company had a net operating loss (“NOL”) carry-forward of $653,370 and $445,100, respectively. The NOL carryforwards may be available to reduce future years’ taxable income.

	As of September,	As of December,
	30,2021	31,2020
	(Unaudited)	(Unaudited)

Deferred tax assets:
Net operating tax carryforwards	$137,208	$93,471
Other	-	-

Gross deferred tax assets	137,208	93,471
Valuation allowance	(137,208)	(93,471)
Net deferred tax assets	$-	$-

NETPAY INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Reconciliation between statutory rate and effective tax rate for both periods presented and as of September 30, 2021 was:

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events occurring after September 30, 2021 through the date that these financial statements were issued. The following events were determined to be reportable:

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

Plan of Operations

As of September 30, 2021, we have one employee, our Chief Executive Officer and Director, Mrs. Lina Michaeli. NetPay is a development stage company and has little to no financial resources besides shareholder loans.

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

Result of Operations for the three Months ended September 30, 2021 and for the three Months ended September 30, 2020

Expenses

Expenses for the Three months ended September 30, 2021 and for the Three months ended September 30, 2020 was $62,118 and $57,338 respectively. The Company for the Three months ended September 30, 2021 and for the Three months ended September 30, 2020 incurred $2,390 and $17,889 respectively, in consulting, administrative and other costs associated with its operations.

Income/(loss) before provision for income taxes

Loss before provision for incomes taxes for the Three months ended September 30, 2021 and for the Three months ended September 30, 2020 was $(62,118) and $(57,338), respectively.

Basic and diluted income/ (loss) per share

Basic and diluted loss per share for the Three months ended September 30, 2021 and for the Three months ended September 30, 2020 was $(0.00) and $(0.01) per share, respectively. Basic and diluted number of shares outstanding was 27,633,700 and 8,025,000, respectively, for the periods presented.

Liquidity

Our current cash position (approximately $3,500) was provided through a loan from our majority shareholder to cover working expenditures.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30 ,2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NetPay is an early-stage company and has virtually no financial resources. As of September 30, 2021 and December 31, 2020 we had a negative working capital balance of $653,370 and $445,100, respectively, and stockholders’ deficit of $171,121 and $413,874, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the Three months ended September 30, 2021; the Company losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ending September 30, 2021

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

NetPay International, Inc. includes by reference the following exhibits:

3.1**	Articles of Incorporation
3.2**	By-Laws
3.3***	Certificate of Amendment to Articles of Incorporation
14.1*	Code of Ethics
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document #
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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